Form 10-K
period 1996-03-30
THERMO REMEDIATION INC
filed 1996-05-31
CIK 913771

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   ------------------------------------------

                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended March 30, 1996

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission file number 1-12636

                             THERMO REMEDIATION INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         59-3203761
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   1964 South Orange Blossom Trail
   Apopka, Florida                                                       32703
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
   ----------------------------      -----------------------------------------
   Common Stock, $.01 par value               American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
   filing requirements for at least the past 90 days. Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 24, 1996, was approximately $58,018,000.

   As of May 24, 1996, the Registrant had 12,849,592 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Fiscal 1996 Annual Report to Shareholders for the year ended March 30, 1996 are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 25, 1996, are incorporated by reference into Part III.
PAGE

                                     PART I


   Item 1.  Business

   (a)  General Development of Business.

        Thermo Remediation Inc. (the Company or the Registrant) is a leading national provider of contaminated soil-remediation services, industrial-remediation services, nuclear-remediation services, and waste-fluids recycling services.

        The Company is a national leader in the design and operation of nonhazardous soil-remediation facilities and operates a network of such facilities serving customers in more than a dozen states along the East and West Coasts. The Company thermally treats soil to remove and destroy hydrocarbon contamination caused by leaking underground storage tanks, aboveground storage tanks, spills accumulated at manufactured-gas plants and refineries and other sources.

        In December 1995, the Company acquired Remediation Technologies, Inc. (ReTec), a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues. The purchase price of $29.7 million consisted of $18.5 million in cash, shares of the Company's common stock and warrants valued at $3.7 million, and approximately $7.5 million attributable to the conversion of outstanding ReTec stock options into Company stock options of equivalent intrinsic value at the date of acquisition.

        In June 1995, the Company acquired Thermo Nutech (formerly the Nuclear Services Group) from its parent company, Thermo TerraTech Inc. (Thermo TerraTech, formerly Thermo Process Systems Inc.), in exchange for 1,583,360 shares of the Company's common stock, with a fair market value of $24.7 million as of such date. Thermo Nutech provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation instrument calibration and repair services, and radiation-source production.

        The Company's Thermo Fluids subsidiary collects, tests, processes, and recycles used motor oil and other industrial oils. In addition, Thermo Fluids collects and recycles oily water, antifreeze, and oil filters.

        The Company was incorporated in November 1991 as an indirect, wholly owned subsidiary of Thermo TerraTech, to operate a soil-remediation center in Adelanto, California. On October 1, 1993, pursuant to a reorganization involving Thermo TerraTech and four of its indirect, wholly, or partially owned subsidiaries, the Company became the parent corporation and sole shareholder of such other subsidiaries, and Thermo TerraTech contributed to the Company certain assets and liabilities pertaining to its soil-remediation business. As of March 30, 1996, Thermo TerraTech owned 8,427,657 shares of the common stock of the Company, representing 66% of such stock then outstanding. Thermo TerraTech intends, for the foreseeable future, to maintain at least 50% ownership of the Company. A publicly traded subsidiary of Thermo Electron Corporation (Thermo Electron), Thermo
                                        2PAGE

   TerraTech provides a range of specialized environmental services including engineering design and construction management of water supply and wastewater treatment systems for both industry and municipalities, as well as remediation of contaminated soils and fluids, reclamation of waste industrial fluids, nuclear-remediation and safety, and consulting and environmental management services rendered by the Company. Thermo TerraTech also provides environmental science, laboratory-based testing, and metal-treating services. As of March 30, 1996, Thermo Electron owned 155,400 shares of the Company's common stock. Thermo Electron is a world leader in environmental monitoring and analysis instruments and a manufacturer of biomedical products including heart-assist systems and mammography systems; papermaking and recycling equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides environmental and metallurgical services, and conducts advanced technology research and development.

        Thermo Electron has announced that it may repurchase shares of the Company's common stock from time to time in the open market or in negotiated transactions. During fiscal 19961, Thermo Electron purchased 129,000 shares of the Company's common stock in the open market for a total price of $1,916,000.

   (b)  Financial Information About Industry Segments.

        The Company conducts business in one industry segment, environmental services. Within this segment, the principal products and services are: soil-remediation services, industrial-remediation services, nuclear-remediation services, and waste-fluids recycling services.

   (c)  Description of Business.

        (i)   Principal Products and Services

        The Company is a leading national provider of contaminated soil-remediation services and a leading regional supplier of fluids-remediation services. The Company also provides consulting and environmental management services, and is a major supplier of nuclear-remediation and safety services at radioactively contaminated sites.

   Soil-remediation Services

        The Company is a national leader in the design and operation of nonhazardous soil-remediation facilities, and operates a network of soil-remediation centers serving customers in more than a dozen states along the East and West coasts. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Each site consists principally of a soil-storage area and a soil-remediation unit (SRU). The Company maintains standards for acceptance of petroleum-contaminated soil. The customer must certify that the soil is not "hazardous" as defined by U.S. Environmental Protection Agency (EPA), state, or local regulations. The Company generates an individual manifest for each truckload of soil that meets the Company's acceptance criteria.

   1 References to fiscal 1996, 1995, and 1994 herein are for the fiscal years ended March 30, 1996, April 1, 1995, and April 2, 1994, respectively.
                                        3PAGE

        The market for remediation of petroleum-contaminated soils, as with many other waste markets, was created by environmental regulations and economic concerns. The Company believes that the U.S. market for soil-remediation services will continue, in the short term, to be predominantly driven by the UST regulations promulgated by the EPA. These regulations set forth extensive requirements regarding the installation, removal, monitoring, and testing of USTs. Once a UST has been inspected, any contaminated soil or water must be disposed of or remediated. The market for soil-remediation services is driven largely by state programs to enforce the EPA's UST regulations and to fund cleanups. UST compliance requirements and attendant remediation costs are often beyond the financial capabilities of many individuals and smaller companies. To address this problem, some states have established tax-supported trust funds to assist in the financing of UST compliance and remediation. Any substantial decrease in this funding could have a material adverse effect on the Company's business and financial performance. Many states have realized that the number of sites requiring remediation and the costs of compliance are substantially higher than were originally estimated. As a result, several states have considered reducing compliance requirements in order to reduce the costs of cleanup. Uncertainty with respect to such anticipated reductions has already resulted in lower levels of cleanup activity in some states. Any further reduction in compliance requirements could have a material adverse effect on the Company's business. In addition, underground and aboveground tank regulations, clean water legislation, and real estate transfer and financing transactions also influence demand for soil-remediation services.

        The Company currently provides its soil-remediation services from a regional network of soil-remediation centers in California, Oregon, Washington, Florida, South Carolina, Virginia, Maryland, and New York.

   Industrial-remediation Services

        In December 1995, the Company acquired ReTec, a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues. ReTec provides particular expertise in managing wastes from manufactured-gas plants, refineries, and railroad properties. As a leader in the application of bioremediation technologies, with 17 offices located in 16 states, ReTec was the first firm to successfully employ bioremediation as the principal technology to clean up a Superfund site. In addition, ReTec offers a broad array of remedial solutions, all of which are applied from a risk management perspective. ReTec concentrates on providing its clients with low-cost and innovative solutions to complex problems. For example, ReTec has led successful brownfield redevelopment projects that have helped transform contaminated properties into productive assets.

   Nuclear-remediation Services

        Through its Thermo Nutech business, acquired in June 1995, the Company provides services to remove radioactive contaminants from soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation instrument calibration and repair services, and radiation-source production. As part of its radiation and nuclear/health physics services, the Company provides site surveys for
                                        4PAGE
   radioactive materials and on-site samples, as well as analysis in support of decontamination programs and dosimetry services to measure personnel exposure. As part of its on-site services, the Company usually performs a preliminary survey using portable radiation-detection equipment. As a result of this survey, samples are taken at critical locations and are then analyzed radiometrically and radiochemically in a mobile laboratory facility at the site or at one of the Company's laboratories. This data is then used to plan cleanup operations. A substantial part of the Company's health physics services has been performed under the U.S. Department of Energy's (DOE), Formerly Utilized Sites Remedial Action Program and Surplus Facilities Management Program. The Company also supplies reusable thermo luminescent dosimeter badges. These badges, worn by personnel working in areas where radioactive material may be present are periodically returned to the Company for processing to determine the level of radiation exposure. In addition, using its proprietary segmented-gate system technology, the Company has helped remove radioactive contaminants from soil at the Defense Nuclear Fund's site at Johnston Island and at the DOE's Savannah River site.

   Waste-fluids Recycling Services

        The Company, through its Thermo Fluids subsidiary, collects, tests, processes, and recycles used motor oil and other industrial oils. In addition, the Company collects and recycles oily water and oil filters. Thermo Fluids has collection facilities located in Phoenix and Tucson, Arizona, and Las Vegas, Nevada. From these sites, Thermo Fluids operates a fleet of oil and water collection trucks to pick up waste oils and oily water.

        All waste fluids are tested to identify contaminants and their concentrations before being loaded into the truck. Each facility consists of a series of tanks set in protective enclosures used to store the fluids before processing. Processing of oil consists of straining, filtering, and blending. Once processed, the oil is sold as burner fuel for a variety of industrial uses, including use in cement and asphalt kilns, industrial furnaces, and as "cutter stock" to make marine diesel fuel for large, oceangoing vessels. Water is processed to reclaim all usable oil and remove solid contaminants until the water meets sewer discharge standards.

        (ii)  New Products

        The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

        (iii) Raw Materials

        Supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv)  Patents, Licenses, and Trademarks

        The Company has a perpetual, exclusive, and royalty-free license from Thermo TerraTech to develop, own, and operate soil-remediation centers and to employ mobile remediation equipment incorporating Thermo TerraTech's technology throughout North America (other than in Massachusetts and New Hampshire). Thermo TerraTech owns one patent with respect to certain
                                        5PAGE
   features of its mobile SRU. The Company also relies on its know-how and trade secrets.

        (v)   Seasonal Influences

        While the Company conducts significant operations year-round, several of its soil-remediation centers, particularly in Oregon, Virginia, New York, Washington, and Maryland experience seasonal fluctuations in their remediation activity due to a reduction in soil excavations during winter months. In addition, ReTec's engineering and construction business experiences seasonal fluctuations for some of its field activities. The Company experienced significant adverse weather during the fourth quarter of fiscal 1996.

        (vi)  Working Capital Requirements

        In general, there are no special credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        A substantial portion of the Company's nuclear services have been provided to the U.S. government. One subcontract for the U.S. government accounted for approximately 4%, 4%, and 10% of the Company's total revenues in fiscal 1996, 1995, and 1994, respectively, and a second accounted for 10%, and 4% of the Company's total revenues in fiscal 1996 and 1995, respectively. All other U.S. government agencies accounted for 12%, 22%, and 13% of the Company's total revenues in fiscal 1996, 1995, and 1994, respectively. Management does not believe that this concentration of credit risk has or will have a significant negative impact on the Company.

        (viii)Backlog

        The Company's backlog of firm orders was approximately $20,963,000 and $4,033,000 as of March 30, 1996 and April 1, 1995, respectively. The Company believes that substantially all of the backlog at March 30, 1996 will be shipped or completed during the next 12 months. Soil-remediation and waste-fluids recycling services are provided on a current basis pursuant to purchase orders. Accordingly, there is no backlog for these services.

        (ix)  Government Contracts

              See Dependency on a Single Customer.

        (x)   Competition

        The Company believes that there are two other companies that operate fixed-site, thermal-treatment facilities for soil remediation in multiple states. However, several large waste management companies are analyzing this market and may compete with the Company in the future. Due to the high cost of trucking contaminated soils, competition is limited to a geographic region.

        As a consequence of the Company's strategy and customer base, the Company's current competition is primarily from other fixed-site, thermal-treatment facilities and, to a lesser extent, from landfills. However, the market for petroleum-contaminated, soil-processing services is
                                        6PAGE
   highly fragmented and the Company also competes with operators of mobile thermal-treatment facilities, bioremediation and vapor-extraction technologies and, in certain states, with asphalt plants and brick kilns that use the contaminated soil in their production processes.

        The Company competes primarily based on its ability to offer its customers superior protection from environmental liabilities. Many of the Company's largest customers, such as major oil companies, are extremely sensitive to environmental liability and therefore conduct thorough environmental audits of soil-treatment facilities before qualifying them as approved facilities. These approvals constitute an important barrier to entry into this segment of the soil-remediation market. The Company believes that it has a competitive advantage in obtaining these qualifications because of the exacting environmental standards it follows in operating its facilities.

        Although the Company typically prices its services at a premium over landfills and other treatment technologies, competitive conditions limit the prices charged by the Company in each local market. Pricing is therefore a major competitive factor for the Company. The Company believes that approximately 40% of the petroleum-contaminated soil processed in the United States is disposed of in landfills. Many existing landfills have relatively low operating costs and high margins that enable them to accept contaminated soil at relatively low prices. Reduced levels of economic activity in many regions of the United States have resulted in increased competition and declining prices for all forms of soil treatment. As other companies, some of which may have greater financial and technical resources than those of the Company, perceive potential for profits in soil-remediation, competition is expected to increase and may be intense.

        Each of ReTec's offices is engaged in highly competitive, regional markets. ReTec's competition consists of numerous small firms offering limited services, as well as much larger firms that offer an array of services. The principal competitive factors for ReTec are: reputation; experience; breadth and quality of services offered; and technical, managerial, and business proficiency.

        Thermo Nutech faces competition from many large national competitors, and competes primarily on the basis of its proprietary technology and price.

        Thermo Fluids operates the largest fleet of collection vehicles in Arizona and Nevada. Thermo Fluids competes with numerous smaller and several larger collection companies in its current market.

        (xi)  Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xii) Number of Employees

        As of March 30, 1996, the Company employed a total of 718 persons.
                                        7PAGE

   (d) Financial Information About Exports by Domestic Operations and About Foreign Operations.

        Not applicable.

   (e)  Executive Officers of the Registrant.

                                       Present Title
   Name                     Age        (Year First Became Executive Officer)
   --------------------     ---        -------------------------------------

   Dr. John P. Appleton     61         Chief Executive Officer (1993)
   Jeffrey L. Powell        37         President and Chief Operating
                                         Officer (1991)
   John N. Hatsopoulos      61         Vice President and Chief Financial
                                         Officer (1993)
   Paul F. Kelleher         53         Chief Accounting Officer (1993)
   James Lousararian        37         Vice President (1991)
   Bruce J. Taunt           45         Vice President, Finance and
                                         Administration (1994)
   Nels R. Johnson          45         Vice President (1995)
   Robert W. Dunlap         59         Vice President (1996)

       Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers except Dr. Appleton, Mr. Taunt, Mr. Johnson, and Mr. Dunlap have held comparable positions for at least five years, either with the Company, Thermo TerraTech, or Thermo Electron. Dr. Appleton has served as a Vice President of Thermo Electron since 1975 in various managerial capacities and was appointed President, Chief Executive Officer, and Director of Thermo TerraTech in September 1993. Mr. Taunt has been Vice President of Finance and Administration of the Company since 1992. Prior to joining the Company, Mr. Taunt was Vice President and Controller of the Cross Company, a subsidiary of Cross and Trecker. Mr. Johnson has been Vice President of the Company since 1995. He has served as President of the Company's Thermo Nutech business since 1988. Mr. Dunlap has been Vice President of the Company since 1996 and has served as President of ReTec, which he helped found, since 1985. Messrs. Powell, Lousararian, Johnson, and Dunlap are full-time employees of the Company. Dr. Appleton and Mr. Taunt are full-time employees of Thermo TerraTech and Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


   Item 2.  Properties

        The Company owns approximately 96 acres primarily in California, Florida, Oregon, South Carolina, and Maryland, from which it provides soil-remediation services. The Company occupies approximately 22 acres principally in South Carolina, Virginia, Washington, California, and New York, pursuant to leases expiring in fiscal 1998 through 2005, from which it provides soil-remediation services. The Company also occupies approximately 12,000 square feet of office and engineering space in Florida, pursuant to a lease expiring in fiscal 1997.

                                        8PAGE

        The Company occupies approximately 91,000 square feet, pursuant to leases expiring in fiscal 1997 through 2001, in Texas, Montana, North Carolina, Massachusetts, Colorado, Louisiana, Pennsylvania, Washington, Minnesota, New York, Indiana, California, and Kansas, from which it provides industrial remediation services.

        The Company leases approximately 35,000 square feet, pursuant to leases expiring in fiscal 1997 through 1998, in New Mexico, Tennessee, and California, and owns approximately 34,000 square feet in New Mexico and California, for which it provides nuclear remediation services.

        The Company occupies an aggregate of approximately eight acres on two sites in Arizona and one site in Nevada, pursuant to leases expiring in fiscal 1997 and 1998, consisting of office space, fluids-recycling and maintenance facilities, and sites for fluids storage tanks.

        The Company believes that these facilities are adequate for its present operations and that other suitable space is readily available if any of such leases are not extended.


   Item 3.  Legal Proceedings

        In February 1996, the Company settled its previously disclosed litigation with Recycling Sciences International, Inc. on terms that were not material to the Company's results of operations or financial condition.


   Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.





















                                        9PAGE

                                     PART II


   Item 5.  Market for Registrant's Common Equity and Related Shareholder
            Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


   Item 6.  Selected Financial Data

        The information required under this item is included under the sections "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8.  Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of March 30, 1996, are included in the Registrant's Fiscal 1996 Annual Report to Shareholders and are incorporated herein by reference.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.










                                       10PAGE

                                    PART III


   Item 10.  Directors and Executive Officers of the Registrant

        The information concerning Directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Disclosure of Certain Late Filings" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 11.  Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 13.  Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.















                                       11PAGE

                                     PART IV


   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a,d)     Financial Statements and Schedules.

             (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14.

             Information incorporated by reference from Exhibit 13 filed herewith:

                Consolidated Statement of Income
                Consolidated Balance Sheet
                Consolidated Statement of Cash Flows
                Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                Report of Independent Public Accountants

             Certain Financial Statement Schedules filed herewith:

                Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

   (b)       Reports on Form 8-K.

             None.

   (c)       Exhibits.

             See Exhibit Index on the page immediately preceding exhibits.











                                       12PAGE

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

   Date: May 31, 1996              THERMO REMEDIATION INC.


                                   By: John P. Appleton
                                       --------------------------------
                                       John P. Appleton
                                       Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of May 31, 1996.

   Signature                         Title
   ---------                         -----

   By:John P. Appleton               Chairman of the Board, Chief Executive
      ------------------------         Officer, and Director
      John P. Appleton

   By:Jeffrey L. Powell              President, Chief Operating Officer,
      ------------------------         and Director
      Jeffrey L. Powell

   By:John N. Hatsopoulos            Vice President and Chief Financial
      ------------------------         Officer
      John N. Hatsopoulos

   By:Paul F. Kelleher               Chief Accounting Officer
      ------------------------
      Paul F. Kelleher

   By:Elias P. Gyftopoulos           Director
      ------------------------
      Elias P. Gyftopoulos

   By:Fred Holubow                   Director
      ------------------------
      Fred Holubow

   By:Theo Melas-Kyriazi             Director
      ------------------------
      Theo Melas-Kyriazi

   By:Frank E. Morris                Director
      ------------------------
      Frank E. Morris

   By:William A. Rainville           Director
      ------------------------
      William A. Rainville
                                       13PAGE

                    Report of Independent Public Accountants


   To the Shareholders and Board of Directors of Thermo Remediation Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Remediation Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 7, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           Arthur Andersen LLP



   Boston, Massachusetts
   May 7, 1996
























                                       14PAGE

   SCHEDULE II


                             THERMO REMEDIATION INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                     Balance   Charged
   Allowance              at  to Costs             Accounts            Balance
   for Doubtful    Beginning       and   Accounts  Written-             at End
   Accounts(a)       of Year  Expenses  Recovered       off   Other(b) of Year
   --------------  ---------  --------  --------- ---------  --------- -------

   Year Ended:

   March 30, 1996    $  394    $ (184)  $   12     $  (96)   $  660   $  786

   April 1, 1995     $  415    $   15   $    -     $  (55)   $   19   $  394

   April 2, 1994     $  282    $  298   $    -     $ (165)   $    -   $  415



   (a) Historical data has been restated to reflect the June 1995 acquisition of Thermo Nutech from Thermo TerraTech Inc., accounted for in a manner similar to the pooling-of-interests method.

   (b) Includes allowance of businesses acquired during the year as described in Note 3 to the Consolidated Financial Statements in the Registrant's fiscal 1996 Annual Report to Shareholders.



















                                       15PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------
     2.1        Form of Agreement of Merger between Thermo Remediation
                Inc. (California) and Thermo Remediation Inc. (Delaware)
                (filed as Exhibit 2.1 to the Registrant's Registration
                Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     2.2 Securities Purchase Agreement dated as of September 27, 1993 between TPS Technologies Inc. and the Registrant (filed as Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     2.3 Asset Transfer Agreement dated as of October 1, 1993 among Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.), TPS Technologies Inc. and the Registrant (filed as Exhibit 2.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     2.4 Exclusive License Agreement dated as of October 1, 1993 among Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.), TPS Technologies Inc. and the Registrant (filed as Exhibit 2.4 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     2.5 Non-Competition and Non-Disclosure Agreement dated as of October 1, 1993 among Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.)., TPS Technologies Inc. and the Registrant (filed as Exhibit 2.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     3.1        Certificate of Incorporation of the Registrant (filed as
                Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     3.2 Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.1 Corporate Services Agreement dated June 1, 1992, between Thermo Electron Corporation and the Registrant (filed as
                Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit
                10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).
                                       16PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------
    10.3        Tax Allocation Agreement dated as of June 1, 1992
                between Thermo TerraTech Inc. (formerly Thermo Process
                Systems Inc.) and the Registrant (filed as Exhibit 10.3
                to the Registrant's Registration Statement on Form S-1
                [Reg. No. 33-70544] and incorporated herein by reference).

    10.4 Securities Purchase Agreement dated as of September 27, 1993 between Fred Holubow and the Registrant (filed as
                Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.5 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-77818] and incorporated herein by reference).

    10.6        Equity Incentive Plan of the Registrant (filed as
                Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.7        Deferred Compensation Plan for Directors of the
                Registrant (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.8 Amended and Restated Directors Stock Option Plan (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-12636] and incorporated herein by reference).

    10.9 Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.10 Stock Purchase and Note Issuance Agreement dated as of November 22, 1993, between Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) and the Registrant (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.11 $2,650,000 principal amount Subordinated Convertible Note dated as of November 22, 1993, made by the Registrant, issued to Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).
                                       17PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------
    10.12       Note dated December 24, 1994 from Thermo Remediation
                Inc. to Thermo Electron Corporation (filed as Exhibit
                10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-12636] and incorporated herein by reference).

    10.13 Asset Purchase Agreement dated as of November 19, 1993 by and among All Western Oil, Inc. and certain affiliates thereof and Thermo Fluids Inc. (filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.14 First Addendum to Asset Purchase Agreement dated as of August 7, 1994 among All Western Oil, Inc. and certain affiliates thereof and Thermo Fluids Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.15 Promissory Note in the principal amount of $700,000, dated August 7, 1994 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.16 Security Agreement dated as of August 7, 1994 among All Western Oil, Inc. et al. and Thermo Fluids Inc. (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.17 Purchase and Sale Agreement dated as of December 20, 1994 by and among TPS Technologies Inc., TPST Soil Recyclers of Maryland Inc., Rafich Corporation, Harry Ratrie, John C. Cyphers and J. Thomas Hood (filed as
                Exhibit 1 to the Registrant's Current Report on Form 8-K for the events occurring on December 21, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.18 Master Reimbursement Agreement dated January 1, 1994 between the Registrant, Thermo Electron Corporation, and Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) (filed as Exhibit 10.22 to Thermo TerraTech's Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

                                       18PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------
    10.19       Agreement and Plan of Merger dated as of the 1st day of
                December, 1995, by and among the Registrant, TRI
                Acquisition Inc. and Remediation Technologies, Inc.
                (filed as Exhibit 2(a) to Thermo TerraTech's Current
                Report on Form 8-K relating to the events occurring on December 8, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.20 Agreement and Plan of Merger dated as of June 28, 1995, by and among the Thermo TerraTech Inc. Eberline Acquisition Inc., the Registrant and Eberline Holdings Inc. (filed as Appendix B to the Registrant's Proxy Statement for the Annual Meeting held on December 13, 1995 [File No. 1-12636] and incorporated herein by reference).

    11          Statement re: Computation of Earnings per Share.

    13 Annual Report to Shareholders for the fiscal year ended March 30, 1996 (only those portions incorporated herein by reference).

    21          Subsidiaries of the Registrant.

    23          Consent of Arthur Andersen LLP.

    27          Financial Data Schedule.