Form 10-K/A
period 1996-05-24
THERMO REMEDIATION INC
filed 1996-07-29
CIK 913771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K
(mark one)
 X      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ---     Act of 1934

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ---     Exchange Act of 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
              Title of each class                  on which registered
         ----------------------------            -----------------------
         Common Stock, $.01 par value            American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days. Yes  X   No
                              -----   -----

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

As of May 24, 1996, the Registrant had 12,849,592 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 30, 1996, are incorporated by reference into Parts I and II.

THERMO REMEDIATION INC.
AMENDMENT NO. 1 ON FORM 10K/A TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 30, 1996



        PART III, ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                                 --------------------------------------------------

        PART III, ITEM 11.       EXECUTIVE COMPENSATION.
                                 ----------------------

        PART III, ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                 ---------------------------------------------------
                                 MANAGEMENT.
                                 ----------

        PART III, ITEM 13.       CERTAIN RELATIONSHIPS AND TRANSACTIONS.
                                 --------------------------------------

        The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                        THERMO REMEDIATION INC.


                                        By:  /s/ Sandra L. Lambert
                                             -----------------------------------
                                             Sandra L. Lambert
                                             Secretary

                                                                    ATTACHMENT A

                      DIRECTORS AND DIRECTOR COMPENSATION

        Set forth below are the names of the Directors of Thermo Remediation Inc. (the "Corporation"), their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporations, Thermo TerraTech Inc. ("Thermo TerraTech") and Thermo Electron Corporation ("Thermo Electron"), is reported under the caption "Stock Ownership." All of the nominees are currently Directors of the Corporation.

- --------------------------------------------------------------------------------
JOHN P. APPLETON              Dr. Appleton, 61, has been Chairman, Chief
                              Executive Officer and a Director of the
                              Corporation since September 1993. Dr. Appleton has
                              been President, Chief Executive Officer and a
                              Director of Thermo TerraTech since September 1993,
                              and has served as a Vice President of Thermo
                              Electron since 1975 in various managerial
                              capacities.
- --------------------------------------------------------------------------------
ELIAS P. GYFTOPOULOS          Dr. Gyftopoulos, 68, has been a Director of the
                              Corporation since November 1994. He had been the
                              Ford Professor of Mechanical Engineering and of
                              Nuclear Engineering at the Massachusetts Institute
                              of Technology for more than five years prior to
                              his retirement in April, 1996. Dr. Gyftopoulos is
                              also a director of Thermo Electron, Thermo
                              Cardiosystems Inc., ThermoLase Corporation,
                              ThermoSpectra Corporation, Thermo Voltek Corp. and
                              Trex Medical Corporation.
- --------------------------------------------------------------------------------
FRED HOLUBOW                  Mr. Holubow, 57, has been a Director of the
                              Corporation since June 1992. Mr. Holubow has been
                              Vice President of Pegasus Associates, an
                              investment management firm, for more than five
                              years. Mr. Holubow is also a director of
                              BioTechnology General.
- --------------------------------------------------------------------------------
THEO MELAS-KYRIAZI            Mr. Melas-Kyriazi, 37, has been a Director of the
                              Corporation since June 1992. Mr. Melas-Kyriazi has
                              been the President of ThermoSpectra Corporation
                              since its formation in August 1994. Prior to that,
                              Mr. Melas-Kyriazi was Treasurer of the Corporation
                              from January 1991 to September 1994 and was
                              Treasurer of Thermo Electron from May 1988 to
                              August 1994. Mr. Melas-Kyriazi is also a director
                              of ThermoSpectra Corporation and Thermo Voltek
                              Corp.
- --------------------------------------------------------------------------------
FRANK E. MORRIS               Dr. Morris, 72, has been a Director of the
                              Corporation since 1993. Dr. Morris served as the
                              Peter Drucker Professor of Management at Boston
                              College from 1989 to 1994, and as President of the
                              Federal Reserve Bank of Boston from 1968 until he
                              retired in 1988. Dr. Morris is a director of
                              Thermo Electron and is a trustee of SEI Liquid
                              Asset Trust, SEI Cash Plus Trust, SEI Tax Exempt
                              Trust, SEI Index Funds, SEI International Trust,
                              SEI Institutional Managed Trust, The Capitol
                              Mutual Funds, FFB Lexicon Funds and The Arbor
                              Fund.
- --------------------------------------------------------------------------------
JEFFREY L. POWELL             Jeffrey L. Powell, 38, has been President, Chief
                              Operating Officer and a Director of the
                              Corporation since December 1991. From March 1989,
                              upon the acquisition by Thermo TerraTech of its
                              soil-remediation technology, until January 1991,
                              Mr. Powell was Vice President, Sales and
                              Marketing, and from January 1991 through December
                              1991 was President, of the Corporation.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
WILLIAM A. RAINVILLE          William A. Rainville, 54, has been a Director of
                              the Corporation since June 1993. Mr. Rainville has
                              been President and Chief Executive Officer of
                              Thermo Fibertek Inc., a subsidiary of Thermo
                              Electron, since its inception in 1991 and a
                              director of that company since January 1992. Mr.
                              Rainville was the President and Chief Executive
                              Officer of Thermo Electron Web Systems Inc., a
                              subsidiary of Thermo Electron and the predecessor
                              to Thermo Fibertek Inc., from 1984 until 1993. Mr.
                              Rainville has been a Senior Vice President of
                              Thermo Electron since March 1993 and a Vice
                              President since 1986. Mr. Rainville is also a
                              director of Thermo TerraTech and Thermo Fibertek
                              Inc.
- --------------------------------------------------------------------------------

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

        The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Mr. Holubow (Chairman) and Dr. Morris. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Dr. Morris (Chairman), Dr. Gyftopoulos and Mr. Holubow. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met seven times, the Audit Committee met twice and the Human Resources Committee met five times during fiscal 1996. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he served held during fiscal 1996.

COMPENSATION of DIRECTORS

        CASH COMPENSATION. Directors who are not employees of the Corporation, of Thermo Electron or of any other company affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of Directors' fees is made quarterly. Dr. Appleton, Mr. Melas-Kyriazi, Mr. Powell and Mr. Rainville are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

        DEFERRED COMPENSATION PLAN FOR DIRECTORS. Under the Corporation's Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo TerraTech or Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of Directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo TerraTech or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 37,500 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 30, 1996, deferred units equal to 3,391 full shares of Common Stock were accumulated under the Deferred Compensation Plan.

        DIRECTORS STOCK OPTION PLAN. The Corporation's Directors Stock Option Plan, which was amended in 1995 ("Directors Plan"), provides for the grant of stock options to purchase shares of Common Stock to outside Directors as additional compensation for their service as Directors. Prior to the amendment of the Directors Plan, new Directors were automatically granted options to purchase 22,500 shares of Common Stock upon their election or appointment. In addition, eligible Directors were granted options to purchase Common Stock on a quarterly basis according to the following formula: 200 shares for each meeting of the Board of Directors held during the quarter and attended in person by the recipient and 100 shares for each telephone meeting or committee meeting of the Board of Directors held during the quarter in which the recipient participated. Effective January 1, 1995, the grant of stock options based on meeting attendance was eliminated.

        The Directors Plan presently provides that outside Directors first appointed or elected during 1996 will be automatically granted options to purchase 18,000 shares of Common Stock. The size of the award to new Directors is reduced by 4,500 shares each year thereafter until 1998, when the initial grant will be eliminated entirely. Options granted upon a Director's election or appointment may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the fifth anniversary of the grant date. Such options are subject to restrictions on resale and to the repurchase by the Corporation of the shares subject to option at the exercise price if the Director ceases to serve as a Director of the Corporation, Thermo Electron or any subsidiary of Thermo Electron, for any reason other than death. The restriction and repurchase rights lapse in equal installments of 4,500 shares starting with the first anniversary of the grant date, provided the Director has continuously served as a Director of the Corporation, Thermo Electron or any subsidiary of Thermo Electron since the grant date

        Commencing with the 1998 Annual Meeting of Stockholders, outside Directors will receive an annual grant of options to purchase 1,000 shares of Common Stock pursuant to the Directors Plan at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a Director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

        The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days preceding and including the date of grant. An aggregate of 150,000 shares of Common Stock has been reserved for issuance under the Directors Plan.

                                STOCK OWNERSHIP

        The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo TerraTech and Thermo Electron, as of July 1, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and current executive officers as a group.

                                               THERMO         THERMO ELECTRON        THERMO
        NAME(1)                          REMEDIATION INC.(2)   CORPORATION(3)   TERRATECH INC.(4)
        -------                          -------------------   --------------   -----------------

Thermo TerraTech Inc.(5) ...............     8,697,240                N/A                N/A
William Harris Investors Inc.(6) .......     1,057,226                N/A                N/A
John P. Appleton .......................        63,000            143,266            216,942
Elias P. Gyftopoulos ...................        27,600             70,570              1,500
Fred Holubow ...........................        52,554              6,000             16,500
Nels A. Johnson ........................        22,250             19,908             13,072
James Lousararian ......................        72,000              7,525             27,119
Theo Melas-Kyriazi .....................        22,500            166,164             10,520
Frank E. Morris ........................        26,118             22,389              1,500
Jeffrey L. Powell ......................       111,000             43,042             82,968
William A. Rainville ...................        24,000            252,593             60,000
Bruce J. Taunt .........................        18,000             11,852             44,688
All Directors and current executive
     officers as a group (13 persons) ..       533,027          1,525,192            546,167

- --------------

(1)     Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

(2)     Shares beneficially owned by Dr. Appleton, Dr. Gyftopoulos, Mr. Holubow, Mr. Johnson,
        Mr. Lousararian, Mr. Melas-Kyriazi, Dr. Morris, Mr. Powell, Mr. Rainville, Mr. Taunt and
        all Directors and executive officers as a group include 63,000, 27,600, 24,450, 22,250,
        70,500, 22,500, 24,450, 111,000, 22,500, 18,000 and 443,750 shares, respectively, that such person or group has the right to acquire within 60 days of July 1, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Holubow, Dr. Morris and all
        Directors and executive officers as a group include 1,722, 1,668 and 3,390 shares, respectively, that had been allocated through July 1, 1996, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. No Director
        or executive officer beneficially owned more than 1% of the Common Stock outstanding as of July 1, 1996; all Directors and executive officers as a group beneficially owned 3.8%
        of the Common Stock outstanding as of such date.

(3)     The shares of common stock of Thermo Electron reported in the table reflect a three-for-two split of such stock effected on June 5, 1996. Shares beneficially owned by
        Dr. Appleton, Dr. Gyftopoulos, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Dr.
        Morris, Mr. Powell, Mr. Rainville, Mr. Taunt and all Directors and executive officers as a group include 104,357, 8,875, 16,082, 4,275, 116,772, 8,875, 39,374, 205,648, 10,462
        and 962,229 shares, respectively, that such person or group has the right to acquire within 60 days of July 1, 1996 through the exercise of stock options. Shares beneficially owned by Dr. Appleton, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Mr.
        Powell, Mr. Taunt and all Directors and executive officers as a group include 1,417,
        715, 468, 873, 497, 166 and 7,202 full shares, respectively, allocated through June 30,
        1996 to accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were as of July 1,
        1996 executive officers of Thermo Electron ("ESOP"). Shares beneficially owned by Dr.
        Morris and all Directors and executive officers as a group each include 10,099 shares allocated through July 1, 1996, to Dr. Morris' account maintained pursuant to Thermo
        Electron's Deferred Compensation Plan for Directors. No Director or executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of
        July 1, 1995; all Directors and executive officers as a group beneficially owned approximately 1.25% of the Thermo Electron common stock outstanding as of such date.

(4)     Shares of the common stock of Thermo TerraTech beneficially owned by Dr. Appleton, Dr.
        Gyftopoulos, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Dr. Morris, Mr. Powell, Mr. Rainville,
        Mr. Taunt and all Directors and executive officers as a group include 215,000, 1,500,
        12,000, 27,000, 10,000, 1,500, 63,000, 60,000, 42,000 and 477,000 shares, respectively, that such person or group has the right to acquire within 60 days of July 1, 1996, through the exercise of stock options. Shares beneficially owned by Mr. Holubow and all Directors and executive officers as a group include 16,500 shares, respectively, that such person or group has the right to acquire within 60 days of July 1, 1996, through the exercise of stock purchase warrants acquired in connection with private placements of the securities of Thermo TerraTech and one or more of the Corporation's subsidiaries on terms identical to terms granted to unaffiliated investors. Shares beneficially owned by Dr. Appleton, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Mr. Powell, Mr. Taunt and all Directors and executive officers as a group include 208, 114, 119, 201, 133, 53 and 1,250 full shares, respectively, allocated through June 30, 1996 to accounts maintained pursuant to the ESOP. Except for Dr. Appleton, who beneficially owned approximately 1.2% of the common stock of Thermo TerraTech outstanding as of July 1, 1996, no Director or executive officer beneficially owned more than 1% of such common stock outstanding as of July 1, 1996; all Directors and executive officers as a group beneficially owned 2.5% of the Common Stock outstanding as of such date.

(5) Includes 269,583 shares of Common Stock that Thermo TerraTech has the right to acquire within 60 days of July 1, 1996 through the conversion of convertible securities. Thermo TerraTech owned 66.3% of the Common Stock outstanding as of July 1, 1996. The address of Thermo TerraTech is 12068 Market Street, Livonia, Michigan 48150.

(6) Based on information provided in the Schedule 13G of William Harris Investors, Inc. ("Harris") dated February 12, 1996, these shares of Common Stock have been acquired by Harris on behalf of Irving B. Harris, Jerome Kahn Jr. and Marc A. Neuerman, three discretionary clients of Harris. Harris is an investment adviser registered under Section 203 of the Investment Adviser Act of 1940, as amended. Its address is 2 North LaSalle Street, Suite 300, Chicago, Illinois 60602.

DISCLOSURE OF CERTAIN LATE FILINGS

        Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo TerraTech and Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996, except in the following instances. The Form 3 for Mr. Nels Johnson, appointed a vice president of the Corporation effective June 30, 1995, was filed four days late, on July 14, 1995. In addition, the Form 4 for March 1996 filed on behalf of Thermo Electron, reporting the grant of employee stock options, was filed eight days late.


                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its four other most highly compensated executive officers for the last three fiscal years.

        The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.

                                      SUMMARY COMPENSATION TABLE
- -------------------------------------------------------------------------------------------------------
                                                                           LONG TERM
                                      ANNUAL COMPENSATION                COMPENSATION
                                      -------------------                ------------
                                                                      SECURITIES UNDERLYING
                                 FISCAL                                 AWARDS OF OPTIONS     ALL OTHER
         NAME AND                ------                                (NO. OF SHARES AND      COMPEN-
    PRINCIPAL POSITION            YEAR        SALARY        BONUS          COMPANY)(1)        SATION(2)
    ------------------            ----        ------        -----          -----------        ---------
John P. Appleton(3)               1996       $168,750     $100,000              --             $ 6,919
  Chief Executive Officer         1995       $146,250     $100,000              --             $11,171
                                  1994       $ 75,533     $ 80,000          63,000 (THN)       $11,115
- -------------------------------------------------------------------------------------------------------
Jeffrey L. Powell                 1996       $116,000     $ 60,000             300 (TMO)       $ 6,646
  President and Chief                                                        2,000 (TBA)
  Operating Officer                                                          2,000 (TSR)
                                                                             5,000 (TLZ)
                                                                             2,000 (TLT)
                                                                             6,000 (TMQ)
                                                                             4,000 (TXM)
                                  1995       $108,000     $ 63,500          15,000 (THN)       $ 6,828
                                                                            10,000 (TTT)
                                                                            22,725 (TMO)
                                  1994       $101,600     $ 46,675(4)       96,000 (THN)       $ 4,484
                                                                            13,000 (TTT)
                                                                             5,625 (TMO)
- -------------------------------------------------------------------------------------------------------
James Lousararian                 1996       $102,000     $ 33,000              --             $ 6,636
  Vice President, Sales           1995       $ 96,000     $ 49,500          10,500 (THN)       $ 6,078
  and Marketing                                                              4,000 (TTT)
                                  1994       $ 96,000     $ 39,075(4)       60,000 (THN)       $ 5,314
                                                                             7,000 (TTT)
                                                                             2,250 (TMO)
- -------------------------------------------------------------------------------------------------------
Bruce J. Taunt(5)                 1996       $ 95,000     $ 35,000           7,500 (TMO)       $ 5,246
  Vice President, Finance and     1995       $ 91,000     $ 28,000           3,000 (THN)       $ 5,203
  Administration                                                             4,000 (TTT)
- -------------------------------------------------------------------------------------------------------
Nels R. Johnson(6)                1996       $ 93,600     $ 25,000          20,000 (THN)       $ 4,730
  Vice President
- -------------------------------------------------------------------------------------------------------

(1)     Options to purchase Common Stock of the Corporation awarded to executive officers are followed by the designation "THN". In addition, executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years to the named executive officers in the following Thermo Electron companies: Thermo
        Electron (designated in the table as TMO), Thermo Remediation (designated in the table as THN),
        Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Sentron Inc.
        (designated in the table as TSR), ThermoLase Corporation (designated in the table as TLZ),
        ThermoLyte Corporation (designated in the table as TLT), ThermoQuest Corporation (designated in the table as TMQ), and Trex Medical Corporation (designated in the table as TXM). The shares of common stock of Thermo Electron reported in the table reflect a three-for-two split of such stock effected on June 5, 1996 in the form of a 50% stock dividend. Dr. Appleton has served as an officer of Thermo Electron since 1975 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.

(2) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

(3) Dr. Appleton was appointed chairman and chief executive officer of the Corporation effective September 1, 1993. Dr. Appleton is also a vice president of Thermo Electron and chief executive officer of Thermo TerraTech. Reported in the table under "Annual Compensation" are total amounts paid to Dr. Appleton for his service in all capacities to Thermo Electron companies since September 1, 1993. The Human Resources Committee of the Board of Directors of the Corporation reviews total annual compensation to be paid to Dr. Appleton from all sources within the Thermo Electron organization and approves the allocation of a percentage of annual compensation (salary and bonus) for the time he devotes to the affairs of the Corporation. For 1996, 1995 and 1994, 20%, 20% and 0%, respectively, of Dr. Appleton's annual compensation was allocated to the Corporation. The bonuses paid to Dr. Appleton in fiscal 1996, 1995 and 1994 relate to performance for Thermo Electron's fiscal year, which corresponds to the calendar year ended on December 29, 1995, December 31, 1994 and January 1, 1994, respectively.

(4) In fiscal 1994, the Corporation changed its compensation practices to make compensation decisions based on fiscal year performance rather than calendar year performance. As a consequence, the bonuses paid to Mr. Powell and Mr. Lousararian in fiscal 1994 related to a 15-month period from January 3, 1993 through April 2, 1994.

(5) Mr. Taunt was appointed an executive officer of the Corporation on November 1, 1994.

(6) Mr. Johnson was appointed an executive officer of the Corporation on June 30, 1995.

STOCK OPTIONS GRANTED DURING FISCAL 1996

        The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.

        Dr. Appleton has served as a vice president of Thermo Electron since 1975 and from time to time has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation. During fiscal 1996, no options to purchase Common Stock were granted to Dr. Appleton or Mr. Lousararian.

                                           OPTION GRANTS IN FISCAL 1996
- --------------------------------------------------------------------------------------------------------------------
                                                                                               POTENTIAL REALIZABLE
                                              PERCENT OF                                         VALUE AT ASSUMED
                                             TOTAL OPTIONS                                     ANNUAL RATES OF STOCK
                    NUMBER OF SECURITIES      GRANTED TO        EXERCISE                      PRICE APPRECIATION FOR
                    UNDERLYING OPTIONS       EMPLOYEES IN       PRICE PER      EXPIRATION          OPTION TERM
     NAME                GRANTED(1)          FISCAL YEAR         SHARE            DATE             -----------
     ----                ----------          -----------         -----            ----
                                                 (2)                                                5%        10%
                                                 ---                                                --        ---

Jeffrey L. Powell          300 (TMO)           0.02%             $24.85         5/23/98         $  1,176    $  2,469
                         2,000 (TBA)            0.4%             $10.00         3/11/08         $ 15,920    $ 42,760
                         2,000 (TSR)            0.4%             $14.00         3/11/08         $ 22,280    $ 59,880
                         5,000 (TLZ)            0.4%             $22.75        11/28/07         $ 90,550    $243,250
                         2,000 (TLT)            0.6%             $10.00         3/11/08         $ 15,920    $ 42,760
                         6,000 (TMQ)            0.2%             $13.00         3/11/08         $ 62,100    $166,800
                         4,000 (TXM)            0.3%             $11.00         3/11/08         $ 35,000    $ 94,080
- --------------------------------------------------------------------------------------------------------------------
Bruce J. Taunt           7,500 (TMO)            0.5%             $30.27         9/22/02         $ 92,400    $215,400
- --------------------------------------------------------------------------------------------------------------------
Nels R. Johnson         20,000 (THN)           10.9%             $14.93        10/24/07         $237,600    $638,600
- --------------------------------------------------------------------------------------------------------------------

(1)     In addition to the grant of options to purchase Common Stock of the Corporation (designated in the table as
        TTT), options have been granted during fiscal 1996 to the named executive officers to purchase the common stock of Thermo Electron (designated in the table as TMO), Thermo Remediation (designated in the table as
        THN), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Sentron Inc. (designated in the table as TSR), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation
        (designated in the table as TLT), ThermoQuest Corporation (designated in the table as TMQ), and Trex Medical
        Corporation (designated in the table as TXM). All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase the common stock of Thermo
        BioAnalysis Corporation and ThermoLyte Corporation, which are not exercisable until that company's stock is publicly traded. However, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other
        Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo
        Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected on June 5, 1996 in the form of a 50%
        stock dividend.

(2)     All of the options reported in the table except those options granted to Mr. Johnson were granted under stock option plans maintained by Thermo Electron and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.


STOCK OPTIONS EXERCISED DURING FISCAL 1996

        The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.

            AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL 1996 YEAR-END OPTION VALUES
- ------------------------------------------------------------------------------------------------------------

                                                                          NUMBER OF               VALUE OF
                                                                        UNEXERCISED             UNEXERCISED
                                                                      OPTIONS AT FISCAL         IN-THE-MONEY
                                            SHARES                         YEAR-END              OPTIONS
                                           ACQUIRED     VALUE            (EXERCISABLE/        (EXERCISABLE/
     NAME                COMPANY         ON EXERCISE   REALIZED        UNEXERCISABLE)(1)      UNEXERCISABLE)
     ----                -------         -----------   --------        -----------------      --------------
John P. Appleton(2)     Thermo Remediation       --         --              63,000/0             $453,285/0
- ------------------------------------------------------------------------------------------------------------
Jeffrey L. Powell       Thermo Remediation       --         --             111,000/0             $731,145/--
                        Thermo TerraTech     10,800    $75,168              63,000/0(3)          $342,535/--
                        Thermo BioAnalysis       --         --                   0/2,000(5)      $      0/--
                        Thermo Electron          --         --              38,774/0(4)          $868,001/--
                        Thermo Fibertek          --         --               4,500/0             $ 53,249/--
                        Thermo Sentron           --         --               2,000/0             $  4,000/--
                        ThermoLase               --         --               5,000/0             $  7,500/--
                        ThermoLyte               --         --                   0/2,000(5)      $      0/--
                        ThermoQuest              --         --               6,000/0             $ 24,000/--
                        Trex Medical             --         --               4,000/0             $  4,000/--
- ------------------------------------------------------------------------------------------------------------
James Lousararian       Thermo Remediation       --         --              70,500/0             $459,998/0
                        Thermo TerraTech      3,600    $33,894              38,250/0(3)          $253,034/0
                        Thermedics            1,500    $22,058                  --                     --
                        Thermo Electron       5,061    $98,325               4,275/0             $103,875/0
                        Thermo Fibertek          --         --               4,500/0             $ 53,249/0
                        Thermo Power          2,000    $20,590                  --                     --
- ------------------------------------------------------------------------------------------------------------
Bruce J. Taunt          Thermo Remediation       --         --              18,000/0             $116,010/0
                        Thermo TerraTech         --         --              42,000/0(3)          $244,210/0
                        Thermo Electron          --         --              10,312/0             $142,756/0
- ------------------------------------------------------------------------------------------------------------
Nels R. Johnson         Thermo Remediation       --         --              22,250/0             $ 16,189/--
                        Thermo TerraTech         --         --              12,000/0             $ 56,340/--
                        Thermo Electron          --         --              15,182/0             $389,891/--
                        Thermo Instruments       --         --              20,625/0             $391,538/--
                        Thermo Spectra           --         --                 600/0             $  4,425/--
- ------------------------------------------------------------------------------------------------------------


(1) All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase the common stock of Thermo BioAnalysis Corporation and ThermoLyte Corporation, which are not exercisable until that company's stock is publicly traded. However, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected on June 5, 1996 in the form of a 50% stock dividend.

(2) Dr. Appleton has served as a vice president of Thermo Electron since 1975 and holds unexercised options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation. These options are not reported here as they were granted as compensation for service to other Thermo

        Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.

(3) Options to purchase 15,000, 9,000 and 15,000 shares of the common stock of Thermo TerraTech held by Mr. Powell, Mr. Lousararian and Mr. Taunt, respectively, are subject to the same terms described in footnote (1), except that in the event of the optionee's voluntary resignation or discharge for cause prior to February 8, 1998, all of the shares acquired upon exercise of these options are subject to repurchase by Thermo TerraTech at the exercise price. In addition, all shares acquired upon the exercise of these options are subject to restrictions on resale until February 8, 1998.

(4) Options to purchase 15,000 shares of the common stock of Thermo Electron granted to Mr. Powell are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

(5) No public market existed for the shares underlying these options as of March 29, 1996. Accordingly, no value in excess of exercise price has been attributed to these options.

SEVERANCE AGREEMENTS

        Thermo Electron has entered into severance agreements with several key employees, including Dr. Appleton. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or one of its majority-owned subsidiaries is terminated, for whatever reason, within one year thereafter. For purposes of the agreements, a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the board of directors of Thermo Electron, (ii) the failure of the board of directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or
(iii) any other event that the board of directors of Thermo Electron determines constitutes an effective change of control of Thermo Electron. The benefit under these agreements is stated as an initial percentage which was established by the Board of Directors of Thermo Electron and was generally based upon the employee's age and length of service with Thermo Electron at the time of severance. Benefits are to be paid over a five-year period. The benefit to be paid in the first year is determined by applying this percentage to the employee's highest annual total remuneration in any 12-month period during the preceding three years. This benefit is reduced by 10% in each of the succeeding four years in which benefits are paid. The initial percentage to be so applied to Dr. Appleton is 40.1%. Assuming that severance benefits would have been payable under such agreements as of April 1, 1996, Dr. Appleton would have received approximately $108,250 in the first year thereof from Thermo
Electron.


                          RELATIONSHIP WITH AFFILIATES

        Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo TerraTech has created the Corporation as a publicly held subsidiary, and Thermo Electron and certain of its subsidiaries have created several other privately and publicly held subsidiaries. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries".)

        Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

        To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range financial planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

        The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

        As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.2% of the Corporation's revenues for these services for calendar 1995. Beginning January 1, 1996, the fee has been reduced to 1.0% of the Corporation's revenues. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $767,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are representative of the expenses the Corporation would have incurred on a stand-alone basis. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the

Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

        From time to time, the Corporation may transact business in the ordinary course with other companies in the Thermo Group. All such transactions are on terms comparable to those the Corporation would receive from unaffiliated parties.

        As of March 30, 1996, $26,247,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        On June 30, 1995, the Corporation issued 1,583,360 shares of Common Stock to Thermo TerraTech in consideration of the acquisition of Thermo TerraTech's Nuclear Services Group (renamed Thermo Nutech) by the Corporation. Such shares had a fair market value of $24,740,000 as of June 30, 1995.

        Thermo TerraTech owned approximately 80.7% of the Corporation's outstanding Common Stock on July 1, 1996. Thermo TerraTech intends for the foreseeable future to maintain at least 50% ownership of the Corporation. This may require the purchase by Thermo TerraTech of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These purchases may be made in the open market, directly from the Corporation or pursuant to conversion of the convertible note described above.