Form 10-Q
period 1996-06-29
THERMO REMEDIATION INC
filed 1996-08-06
CIK 913771

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                  --------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

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

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
               90 days. Yes [ X ] No [   ]

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at July 26, 1996
         ----------------------------        ----------------------------
         Common Stock, $.01 par value                  12,859,106
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                             THERMO REMEDIATION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                        June 29,    March 30,
   (In thousands)                                           1996         1996
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                          $ 17,548    $ 26,247
     Short-term available-for-sale investments,
       at quoted market value (amortized cost
       of $14,128 and $7,007)                             14,128       7,004
     Accounts receivable, less allowances
       of $862 and $786                                   15,577      15,115
     Unbilled contract costs and fees                      3,076       2,094
     Prepaid income taxes                                  1,183       2,836
     Prepaid expenses                                      2,072       2,196
     Due from parent company and Thermo Electron           2,371         564
                                                        --------    --------
                                                          55,955      56,056
                                                        --------    --------

   Property, Plant and Equipment, at Cost                 54,039      52,119

     Less: Accumulated depreciation and amortization      15,281      14,516
                                                        --------    --------
                                                          38,758      37,603
                                                        --------    --------
   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $2,094 and $2,108)                                 2,073       2,098
                                                        --------    --------

   Other Assets                                           15,341      11,724
                                                        --------    --------

   Cost in Excess of Net Assets of Acquired
     Companies                                            25,635      28,321
                                                        --------    --------
                                                        $137,762    $135,802
                                                        ========    ========



                                        2PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                         June 29,   March 30,
   (In thousands except share amounts)                       1996        1996
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                    $  3,211   $  3,362
     Accrued payroll and employee benefits                  3,190      2,539
     Deferred revenue                                       1,063        936
     Billings in excess of revenues earned                    282        630
     Accrued interest                                         321        776
     Accrued income taxes                                     663         57
     Other accrued expenses                                 1,018      1,413
                                                         --------   --------
                                                            9,748      9,713
                                                         --------   --------

   Deferred Income Taxes                                    2,137      2,137
                                                         --------   --------
   Long-term Obligations:
     4 7/8% Subordinated convertible debentures            37,950     37,950
     3 7/8% Subordinated convertible note, due
       to parent company                                    2,650      2,650
                                                         --------   --------
                                                           40,600     40,600
                                                         --------   --------
   Shareholders' Investment:
     Common stock, $.01 par value, 20,000,000
       shares authorized; 12,859,376 and 12,800,189
       shares issued                                          129        128
     Capital in excess of par value                        82,267     81,353
     Retained earnings                                      2,925      1,910
     Treasury stock at cost, 2,154 shares                     (31)       (31)
     Net unrealized loss on available-for-sale
       investments                                            (13)        (8)
                                                         --------   --------
                                                           85,277     83,352
                                                         --------   --------

                                                         $137,762   $135,802
                                                         ========   ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                          Three Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                               $23,520    $13,181
                                                          -------    -------

   Costs and Operating Expenses:
     Cost of revenues                                      19,038      9,157
     Selling, general and administrative expenses           2,902      2,166
     New business development expenses                        296        276
                                                          -------    -------
                                                           22,236     11,599
                                                          -------    -------

   Operating Income                                         1,284      1,582

   Interest Income                                            491        595
   Interest Expense (includes $26 and $71 to
     related party)                                          (550)      (371)
   Equity in Earnings of Unconsolidated Subsidiary            279          -
   Gain on Sale of Investments                                140         80
                                                          -------    -------
   Income Before Provision for Income Taxes                 1,644      1,886
   Provision for Income Taxes                                 616        706
                                                          -------    -------
   Net Income                                             $ 1,028    $ 1,180
                                                          =======    =======
   Earnings per Share                                     $   .08    $   .10
                                                          =======    =======
   Weighted Average Shares                                 13,254     12,145
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                             THERMO REMEDIATION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                          Three Months Ended
                                                         --------------------
                                                          June 29,    July 1,
   (In thousands)                                             1996       1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                           $  1,028  $  1,180
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                     1,277     1,310
           Equity in earnings of unconsolidated
             subsidiary                                       (279)        -
           Gain on sale of investments                        (140)      (80)
           Provision for losses on accounts receivable          84         -
           Other noncash expenses                              405         -
           Changes in current accounts:
               Accounts receivable                            (235)     (920)
               Other current assets                         (1,232)     (337)
               Billings in excess of revenues earned          (348)      103
               Due from parent company and Thermo
                 Electron                                   (1,807)   (2,648)
               Other current liabilities                     1,383       766
                                                          --------   -------
                   Net cash provided by (used in)
                     operating activities                      136      (626)
                                                          --------  --------
   Investing Activities:
     Purchases of available-for-sale investments           (15,857)  (23,203)
     Proceeds from sale and maturities of
       available-for-sale investments                        8,890     5,580
     Purchases of property, plant and equipment             (2,301)   (2,566)
     Purchase of other assets                                 (521)        -
     Other                                                      52       (58)
                                                          --------  --------
                   Net cash used in investing
                     activities                             (9,737)  (20,247)
                                                          --------  --------
   Financing Activities:
     Net proceeds from issuance of subordinated
       convertible debentures                                    -    36,889
     Repayment of note payable to Thermo Electron                -    (4,000)
     Net proceeds from issuance of Company
       common stock                                            120     6,675
     Other                                                     782         -
                                                          --------  --------
                   Net cash provided by financing
                     activities                           $    902  $ 39,564
                                                          --------  --------


                                        5PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)


                                                          Three Months Ended
                                                         --------------------
                                                          June 29,    July 1,
   (In thousands)                                             1996       1995
   --------------------------------------------------------------------------

   Increase (Decrease) in Cash and Cash Equivalents       $ (8,699) $ 18,691
   Cash and Cash Equivalents at Beginning of Period         26,247       792
                                                          --------  --------

   Cash and Cash Equivalents at End of Period             $ 17,548  $ 19,483
                                                          ========  ========


   The accompanying notes are an integral part of these consolidated financial statements.


















                                        6PAGE

                             THERMO REMEDIATION INC.

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Remediation Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the three-month periods ended
   June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of March 30, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996, filed with the Securities and Exchange Commission.

        Certain amounts in fiscal 1996 have been reclassified to conform to the fiscal 1997 financial statement presentation.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company is a leading national provider of industrial-remediation services, nuclear-remediation services, soil-remediation services, and waste-fluids recycling services.

        In December 1995, the Company acquired Remediation Technologies, Inc. (ReTec), a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues.

        The Company's Thermo Nutech division provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory services, and radiation dosimetry services.

        The Company, through its TPS Technologies Inc. division, is also a national leader in the design and operation of nonhazardous soil-remediation facilities and operates a network of such facilities serving customers in more than a dozen states along the East and West Coasts.


                                        7PAGE

                             THERMO REMEDIATION INC.

        The Company's Thermo Fluids subsidiary collects, tests, processes, and recycles used motor oil and other industrial oils.

        The Company's soil-remediation business is affected by several factors, including enactment and enforcement of environmental legislation regarding underground storage tanks, the availability of state funding for environmental cleanup, economic cycles, extreme weather variations, and local competition. Since the soil-remediation centers compete locally, these factors vary from site to site. The Company's ReTec and Thermo Nutech businesses are affected by several factors, particularly, extreme weather variations, government spending, and regulation of remediation activities.

   Results of Operations

   First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996

        Revenues in the first quarter of fiscal 1997 were $23,520,000, compared with $13,181,000 in the first quarter of fiscal 1996, an increase of 78%. Revenues increased primarily due to the inclusion of $10,494,000 in revenues from ReTec, which was acquired in December 1995. Revenues from nuclear services increased 4% due to higher revenues from a long-term environmental restoration contract for the U.S. Department of Energy's (DOE's) Hanford site (Hanford) and related health physics services, largely offset by a decrease in radiochemistry laboratory work, reflecting a reduction in spending at the DOE and delays in federal government budget appropriations. Revenues from soil-remediation services decreased 8% resulting from declines in the volume and price of soil processed due to competitive pricing pressures and ongoing regulatory uncertainties in several states. Revenues from fluids-recycling services increased 12% due to the addition of a new facility in Nevada.

        The gross profit margin decreased to 19% in the first quarter of fiscal 1997 from 31% in the first quarter of fiscal 1996, primarily due to the inclusion of lower-margin revenues from ReTec. The gross profit margin on nuclear services decreased due to higher operating costs, declining revenues from higher-margin radiochemistry laboratory work, and increased revenues from the lower-margin Hanford contract. The gross profit margin on soil-remediation services decreased primarily due to competitive pricing pressures.

        Selling, general and administrative expenses as a percentage of revenues decreased to 12% in the first quarter of fiscal 1997 from 16% in the first quarter of fiscal 1996, due to the efficiencies associated with increased revenues and, to a lesser extent, additional cost-control measures.

        Interest income decreased to $491,000 in the first quarter of fiscal 1997 from $595,000 in the first quarter of fiscal 1996 as a result of lower average invested balances following the acquisition of ReTec in December 1995. Interest expense increased to $550,000 in the first quarter of fiscal 1997 from $371,000 in the first quarter of fiscal 1996, primarily due to the issuance of subordinated convertible debentures in May 1995.

                                        8PAGE

                             THERMO REMEDIATION INC.

   First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996
   (continued)

        Equity in earnings of unconsolidated subsidiary in the first quarter of fiscal 1997 represents ReTec's proportionate share of income from a joint venture.

        The effective tax rate was 37% in the first quarters of fiscal 1997 and 1996, which is higher than the Company's federal statutory income tax rate primarily due to the impact of state income taxes.

   Liquidity and Capital Resources

        Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $46,207,000 at June 29, 1996, compared with $46,343,000 at March 30, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $33,749,000 at June 29, 1996, compared with $35,349,000 at March 30, 1996.

        During the three months ended June 29, 1996, the Company expended $2,301,000 on purchases of property, plant and equipment. During the remainder of fiscal 1997, the Company expects to make capital expenditures of approximately $3,600,000, primarily to expand the fluids-recycling services business. Although the Company has no material commitments for capital expenditures, such expenditures will largely be affected by the number of complementary businesses that can be acquired or developed during the year. On July 31, 1996, the Company entered into a nonbinding memorandum of understanding with respect to the possible acquisition of a remediation contracting firm, for a purchase price equal to $1.8 million in cash and 324,000 shares of the Company's common stock. The completion of this transaction is subject to several conditions, including completion of the Company's due diligence investigation and negotiation of a definitive agreement. Accordingly, no assurances can be given that this transaction will be completed. The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.









                                        9PAGE

                             THERMO REMEDIATION INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1996.

                                           THERMO REMEDIATION INC.



                                           Paul F. Kelleher
                                           ------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ------------------------
                                           John N. Hatsopoulos
                                           Vice President and
                                           Chief Financial Officer
























                                       10PAGE

                             THERMO REMEDIATION INC.

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.