Form 10-K/A
period 1996-03-30
THERMO REMEDIATION INC
filed 1996-10-01
CIK 913771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                         AMENDMENT NO. 2 ON FORM 10-K/A
                                  TO FORM 10-K
(mark one)
 X      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---     Act of 1934

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

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

THERMO REMEDIATION INC.
AMENDMENT NO. 2 ON FORM 10K/A TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 30, 1996



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

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                        THERMO REMEDIATION INC.


                                        By:  /s/ Sandra L. Lambert
                                             -----------------------------------
                                             Sandra L. Lambert
                                             Secretary

                                                                   ATTACHMENT A
                                                                   ------------

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

-------------------------------------------------------------------------------
JOHN P. APPLETON              Dr. Appleton, 61, has been Chairman, Chief
                              Executive Officer and a Director of the
                              Corporation since September 1993. Dr. Appleton has
                              been President, Chief Executive Officer and a
                              Director of Thermo TerraTech since September 1993,
                              and has served as a Vice President of Thermo
                              Electron since 1975 in various managerial
                              capacities.
-------------------------------------------------------------------------------
ELIAS P. GYFTOPOULOS          Dr. Gyftopoulos, 68, has been a Director of the
                              Corporation since November 1994. He had been the
                              Ford Professor of Mechanical Engineering and of
                              Nuclear Engineering at the Massachusetts Institute
                              of Technology for more than five years. Dr.
                              Gyftopoulos is also a director of Thermo
                              Electron, Thermo Cardiosystems Inc., ThermoLase
                              Corporation, ThermoSpectra Corporation, Thermo
                              Voltek Corp. and Trex Medical Corporation.
-------------------------------------------------------------------------------
FRED HOLUBOW                  Mr. Holubow, 57, has been a Director of the
                              Corporation since June 1992. Mr. Holubow has been
                              Vice President of Pegasus Associates, an
                              investment management firm, for more than five
                              years.
-------------------------------------------------------------------------------
THEO MELAS-KYRIAZI            Mr. Melas-Kyriazi, 37, has been a Director of the
                              Corporation since June 1992. Mr. Melas-Kyriazi has
                              been the President of ThermoSpectra Corporation
                              since its formation in August 1994. Prior to that,
                              Mr. Melas-Kyriazi was Treasurer of the Corporation
                              from January 1991 to September 1994 and was
                              Treasurer of Thermo Electron from May 1988 to
                              August 1994. Mr. Melas-Kyriazi is also a director
                              of ThermoSpectra Corporation and Thermo Voltek
                              Corp.
-------------------------------------------------------------------------------
FRANK E. MORRIS               Dr. Morris, 72, has been a Director of the
                              Corporation since 1993. Dr. Morris served as the
                              Peter Drucker Professor of Management at Boston
                              College from 1989 to 1994, and as President of the
                              Federal Reserve Bank of Boston from 1968 until he
                              retired in 1988. Dr. Morris is a director of
                              Thermo Electron and is a trustee of SEI Liquid
                              Asset Trust, SEI Cash Plus Trust, SEI Tax Exempt
                              Trust, SEI Index Funds, SEI International Trust,
                              SEI Institutional Managed Trust, The Capitol
                              Mutual Funds, FFB Lexicon Funds and The Arbor
                              Fund.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
JEFFREY L. POWELL             Jeffrey L. Powell, 38, has been President, Chief
                              Operating Officer and a Director of the
                              Corporation since December 1991. From March 1989,
                              upon the acquisition by Thermo TerraTech of its
                              soil-remediation technology, until January 1991,
                              Mr. Powell was Vice President, Sales and
                              Marketing, and from January 1991 through December
                              1991 was President, of the Corporation.
-------------------------------------------------------------------------------
WILLIAM A. RAINVILLE          William A. Rainville, 54, has been a Director of
                              the Corporation since June 1993. Mr. Rainville has
                              been President and Chief Executive Officer of
                              Thermo Fibertek Inc., a subsidiary of Thermo
                              Electron, since its inception in 1991 and a
                              director of that company since January 1992. Mr.
                              Rainville was the President and Chief Executive
                              Officer of Thermo Electron Web Systems Inc., a
                              subsidiary of Thermo Electron and the predecessor
                              to Thermo Fibertek Inc., from 1984 until 1993. Mr.
                              Rainville has been a Senior Vice President of
                              Thermo Electron since March 1993 and a Vice
                              President since 1986. Mr. Rainville is also a
                              director of Thermo Ecotek Corporation, Thermo
                              Fibertek Inc. and Thermo TerraTech.
-------------------------------------------------------------------------------


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

      The Directors Plan presently provides that outside Directors first appointed or elected during 1996 will be automatically granted options to purchase 18,000 shares of Common Stock. The size of the award to new Directors is reduced by 4,500 shares each year thereafter until 1998, when the initial grant will be eliminated entirely. Options granted upon a Director's election or appointment may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the fifth anniversary of the grant date. Such options are subject to restrictions on resale and to the repurchase by the Corporation of the shares subject to option at the exercise price if the Director ceases to serve as a Director of the Corporation, Thermo Electron or any subsidiary of Thermo Electron, for any reason other than death. The restriction and repurchase rights lapse in equal installments of 4,500 shares starting with the first anniversary of the grant date, provided the Director has continuously served as a Director of the Corporation, Thermo Electron or any subsidiary of Thermo Electron since the grant date.

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

      The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days preceding and including the date of grant. Options to purchase an aggregate of 78,000 shares of Common Stock were reserved and available for grant under the Directors Plan as of July 1, 1996.


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

        While certain Directors or executive officers of the Corporation are also directors or executive officers of Thermo Electron or Thermo TerraTech, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo TerraTech and the shares of common stock of Thermo TerraTech owned by Thermo Electron.


                                             THERMO        THERMO ELECTRON        THERMO
      NAME(1)                         REMEDIATION INC.(2)  (CORPORATION(3)    TERRATECH INC.(4)
      -------                         -------------------  ---------------    -----------------

Thermo TerraTech Inc.(5) ..............   8,697,240               N/A                 N/A
William Harris Investors Inc.(6) ......   1,057,226               N/A                 N/A
John P. Appleton ......................      63,000           143,266             216,942
Elias P. Gyftopoulos ..................      27,600            70,570               1,500
Fred Holubow ..........................      52,758             6,000              16,500
Nels A. Johnson .......................      22,250            19,908              13,072
James Lousararian .....................      72,000             7,525              27,119
Theo Melas-Kyriazi ....................      22,500           166,164              10,520
Frank E. Morris .......................      26,321            22,572               1,500
Jeffrey L. Powell .....................     111,000            43,042              82,968
William A. Rainville ..................      24,000           252,593              60,000
Bruce J. Taunt ........................      18,000            11,852              44,688
All Directors and current executive
  officers as a group (13 persons)(7)..     533,434         1,525,375             546,167

---------

(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

(2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 8,697,240 shares beneficially owned by Thermo TerraTech, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares beneficially owned by Dr. Appleton, Dr. Gyftopoulos, Mr. Holubow, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Dr. Morris, Mr. Powell, Mr. Rainville, Mr. Taunt and all Directors and executive officers as a group include 63,000, 27,600, 24,450, 22,250, 70,500, 22,500, 24,450, 111,000, 22,500, 18,000 and 443,750 shares, respectively, that such person or group has the right to acquire within 60 days of July 1, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Holubow, Dr. Morris and all Directors and executive officers as a group include 1,926, 1,871 and 3,797 shares, respectively, that had been allocated through July 1, 1996, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. No Director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of July 1, 1996; all Directors and executive officers as a group beneficially owned 4.0% of the Common Stock outstanding as of such date.

(3) The shares of common stock of Thermo Electron reported in the table reflect a three-for-two split of such stock effected on June 5, 1996. Shares beneficially owned by Dr. Appleton, Dr. Gyftopoulos, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Dr. Morris, Mr. Powell, Mr. Rainville, Mr. Taunt and all Directors and executive officers as a group include 104,357, 8,875, 16,082, 4,275, 116,772, 8,875, 39,374, 205,648, 10,462 and 962,229
     shares, respectively, that such person or group has the right to acquire within 60 days of July 1, 1996 through the exercise of stock options. Shares beneficially owned by Dr. Appleton, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Mr. Powell, Mr. Taunt and all Directors and executive officers as a group include 1,417, 715, 468, 873, 497, 166 and 7,202 full shares, respectively, allocated through June 30, 1996 to accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were as of July 1, 1996 executive officers of Thermo Electron ("ESOP"). Shares beneficially owned by Dr. Morris and all Directors and executive officers as a group each include 10,282 shares allocated through July 1, 1996, to Dr. Morris' account maintained pursuant to Thermo Electron's Deferred Compensation Plan for Directors. Shares beneficially owned by Dr. Morris include 3,415 shares owned by his spouse, as to which shares he may have shared voting and investment power. No Director or executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of July 1, 1996; all Directors and executive officers as a group beneficially owned approximately 1.1% of the Thermo Electron common stock outstanding as of such date.

(4) Shares of the common stock of Thermo TerraTech beneficially owned by Dr. Appleton, Dr. Gyftopoulos, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Dr. Morris, Mr. Powell, Mr. Rainville, Mr. Taunt and all Directors and executive officers as a group include 215,000, 1,500, 12,000, 27,000, 10,000, 1,500, 63,000, 60,000, 42,000 and 477,000 shares, respectively, that such person or group has the right to acquire within 60 days of July 1, 1996, through the exercise of stock options. Shares beneficially owned by Mr. Holubow and all Directors and executive officers as a group include 16,500 and 29,000 shares, respectively, that such person or group has the right to acquire within 60 days of July 1, 1996, through the exercise of stock purchase warrants acquired in connection with private placements of the securities of Thermo TerraTech and one or more of the Corporation's subsidiaries on terms identical to terms granted to unaffiliated investors. Shares beneficially owned by Dr. Appleton, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Mr. Powell, Mr. Taunt and all Directors and executive officers as a group include 208, 114, 119, 201, 133, 53 and 1,250 full shares, respectively, allocated through June 30, 1996 to accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Taunt include 160 shares held in a trust over which Mr.
     Taunt has investment and voting control. Except for Dr. Appleton, who beneficially owned approximately 1.2% of the common stock of Thermo TerraTech outstanding as of July 1, 1996, no Director or executive officer beneficially owned more than 1% of such common stock outstanding as of July 1, 1996; all Directors and executive officers as a group beneficially owned 2.9% of the Common Stock outstanding as of such date.

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

(7) While certain Directors or executive officers of the Corporation are also directors and/or executive officers of Thermo Electron or its subsidiaries, all such persons disclaim beneficial ownership of the shares of Common Stock of the Corporation owned by Thermo TerraTech and the shares of common stock of Thermo TerraTech owned by Thermo Electron.

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


                                 SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------
                                                                 LONG TERM
                                      ANNUAL COMPENSATION       COMPENSATION
                                      -------------------       ------------
                                                            SECURITIES UNDERLYING
                             FISCAL                           AWARDS OF OPTIONS
  NAME AND                   ------                          (NO. OF SHARES AND          ALL OTHER
PRINCIPAL POSITION            YEAR     SALARY     BONUS          COMPANY(1)            COMPENSATION(2)
------------------            ----     ------     -----          ---------             --------------

John P. Appleton(3)           1996    $168,750   $100,000            --                   $ 6,919
  Chief Executive Officer     1995    $146,250   $100,000            --                   $11,171
                              1994    $ 75,533   $ 80,000        63,000 (THN)             $11,115
-----------------------------------------------------------------------------------------------------
Jeffrey L. Powell             1996    $116,000   $ 60,000           300 (TMO)             $ 6,646
  President and Chief                                             2,000 (TBA)
  Operating Officer                                               2,000 (TSR)
                                                                  5,000 (TLZ)
                                                                  2,000 (TLT)
                                                                  6,000 (TMQ)
                                                                  4,000 (TXM)
                              1995    $108,000   $ 63,500        15,000 (THN)             $ 6,858
                                                                 10,000 (TTT)
                                                                 22,725 (TMO)
                              1994    $101,600   $ 46,675(4)     96,000 (THN)             $ 4,484
                                                                 13,000 (TTT)
                                                                  5,625 (TMO)
-----------------------------------------------------------------------------------------------------
James Lousararian             1996    $102,000   $ 33,000            --                   $ 6,636
  Vice President, Sales       1995    $ 96,000   $ 49,500        10,500 (THN)             $ 6,078
  and Marketing                                                   4,000 (TTT)
                              1994    $ 96,000   $ 39,075(4)     60,000 (THN)             $ 5,314
                                                                  7,000 (TTT)
                                                                  2,250 (TMO)
-----------------------------------------------------------------------------------------------------
Bruce J. Taunt(5)             1996    $ 95,000   $ 35,000         7,500 (TMO)             $ 5,246
  Vice President, Finance             $ 91,000   $ 28,000         3,000 (THN)             $ 5,203
  and Administration          1995                                4,000 (TTT)
-----------------------------------------------------------------------------------------------------
Nels R. Johnson(6)
  Vice President              1996    $ 93,600   $ 25,000        20,000 (THN)             $ 4,730
-----------------------------------------------------------------------------------------------------

----------

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


                                     OPTION GRANTS IN FISCAL 1996
--------------------------------------------------------------------------------------------------------

                                                                                  POTENTIAL REALIZABLE
                                          PERCENT OF                                VALUE AT ASSUMED
                                         TOTAL OPTIONS                            ANNUAL RATES OF STOCK
                  NUMBER OF SECURITIES    GRANTED TO     EXERCISE                 PRICE APPRECIATION FOR
                  UNDERLYING OPTIONS     EMPLOYEES IN    PRICE PER    EXPIRATION        OPTION TERM
     NAME                GRAN            FISCAL YEAR      SHARE          DATE           -----------
     ----                ----            -----------      -----          ----
                                             (2)                                      5%         10%
                                             ---                                      --         ---

Jeffrey L. Powell      300 (TMO)            0.02%         $24.85        5/23/98    $  1,176    $  2,469
                     2,000 (TBA)             0.4%         $10.00        3/11/08    $ 15,920    $ 42,760
                     2,000 (TSR)             0.4%         $14.00        3/11/08    $ 22,280    $ 59,880
                     5,000 (TLZ)             0.4%         $22.75       11/28/07    $ 90,550    $243,250
                     2,000 (TLT)             0.6%         $10.00        3/11/08    $ 15,920    $ 42,760
                     6,000 (TMQ)             0.2%         $13.00        3/11/08    $ 62,100    $166,800
                     4,000 (TXM)             0.3%         $11.00        3/11/08    $ 35,000    $ 94,080
--------------------------------------------------------------------------------------------------------
Bruce J. Taunt       7,500 (TMO)             0.5%         $30.27        9/22/02    $ 92,400    $215,400
--------------------------------------------------------------------------------------------------------
Nels R. Johnson     20,000 (THN)            10.9%         $14.93       10/24/07    $237,600    $638,600
--------------------------------------------------------------------------------------------------------

----------

(1) In addition to the grant of options to purchase Common Stock of the Corporation (designated in the table as THN), options have been granted during fiscal 1996 to the named executive officers to purchase the common stock of Thermo Electron (designated in the table as TMO), Thermo Remediation (designated in the table as THN), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Sentron Inc. (designated in the table as TSR), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), ThermoQuest Corporation (designated in the table as TMQ), and Trex Medical Corporation (designated in the table as TXM). All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase the common stock of Thermo BioAnalysis Corporation and ThermoLyte Corporation, which are not exercisable until that company's stock is publicly traded. However, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected on June 5, 1996 in the form of a 50% stock dividend.

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

          AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL 1996 YEAR-End OPTION VALUES
----------------------------------------------------------------------------------------------------
                                                                      NUMBER OF           VALUE OF
                                                                     UNEXERCISED         UNEXERCISED
                                                                  OPTIONS AT FISCAL     IN-THE-MONEY
                                            SHARES                    YEAR-END             OPTIONS
                                           ACQUIRED     VALUE       (EXERCISABLE/       (EXERCISABLE/
     NAME                COMPANY         ON EXERCISE   REALIZED     UNEXERCISABLE)      UNEXERCISABLE)
     ----                -------         -----------   --------     --------------      --------------

John P. Appleton(2) Thermo Remediation          --           --       63,000/0           $453,285/--
----------------------------------------------------------------------------------------------------
Jeffrey L. Powell   Thermo Remediation          --           --      111,000/0           $731,145/--
                    Thermo TerraTech        10,800      $75,168       63,000/0(3)        $342,535/--
                    Thermo BioAnalysis          --           --            0/2,000(5)    $     --/0
                    Thermo Electron             --           --       38,774/0(4)        $868,001/--
                    Thermo Fibertek             --           --        4,500/0           $ 53,249/--
                    Thermo Sentron              --           --        2,000/0           $  4,000/--
                    ThermoLase                  --           --        5,000/0           $  7,500/--
                    ThermoLyte                  --           --            0/2,000(5)    $     --/0
                    ThermoQuest                 --           --        6,000/0           $ 24,000/--
                    Trex Medical                --           --        4,000/0           $  4,000/--
----------------------------------------------------------------------------------------------------
James Lousararian   Thermo Remediation          --           --       70,500/0           $459,998/--
                    Thermo TerraTech         3,600      $33,894       38,250/0(3)        $253,034/--
                    Thermedics               1,500      $22,058            --                  --
                    Thermo Electron          5,061      $98,325        4,275/0           $103,875/--
                    Thermo Fibertek Therm       --           --        4,500/0           $ 53,249/--
                    Thermo Power             2,000      $20,590            --                  --
----------------------------------------------------------------------------------------------------
Bruce J. Taunt      Thermo Remediation          --           --       18,000/0           $116,010/--
                    Thermo TerraTech            --           --       42,000/0(3)        $244,210/--
                    Thermo Electron             --           --       10,312/0           $142,756/--
----------------------------------------------------------------------------------------------------
Nels R. Johnson     Thermo Remediation          --           --       22,250/0           $ 16,189/--
                    Thermo TerraTech            --           --       12,000/0           $ 56,340/--
                    Thermo Electron             --           --       15,182/0           $389,891/--
                    Thermo Instruments          --           --       20,625/0           $391,538/--
                    Thermo Spectra              --           --          600/0           $  4,425/--
----------------------------------------------------------------------------------------------------

----------

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

      The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

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

      On June 30, 1995, the Corporation issued 1,583,360 shares of Common Stock to Thermo TerraTech in consideration of the acquisition of Thermo TerraTech's Nuclear Services Group (renamed Thermo Nutech) by the Corporation. Such shares had a fair market value of $24,740,000 as of June 30, 1995. Thermo Nutech was acquired by Thermo TerraTech in April 1995, along with several unrelated environmental services businesses, for an aggregate purchase price of $34,300,000, upon the dissolution of the joint venture between Thermo TerraTech and Thermo Instrument Systems Inc. that had operated such businesses. The methodology adopted by the Board of Directors of the Corporation in establishing the valuation of Thermo Nutech was the same as that used by the Corporation when making unrelated party acquisitions of mature, profitable companies. The most important element of such method is based on projected return on total investment: specifically, the pre-tax return on total investment for the first full year of operation after the acquisition should not be less than 10.0%, with a reasonable expectation that in future years the return on investment would exceed that amount. Using Thermo Nutech's projected pre-tax income of $2,474,000 for fiscal year 1996, a return on investment equal to 10.0% resulted in a valuation of $24,740,000.