Form 10-Q
period 1996-09-28
THERMO REMEDIATION INC
filed 1996-11-04
CIK 913771

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                  --------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                    Outstanding at October 25, 1996
          ----------------------------        -------------------------------
          Common Stock, $.01 par value                  13,107,409
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                             THERMO REMEDIATION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   September 28,   March 30,
   (In thousands)                                           1996        1996
   -------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                          $ 19,574    $ 26,247
     Short-term available-for-sale investments,
       at quoted market value (amortized cost
       of $9,102 and $7,007)                               9,111       7,004
     Accounts receivable, less allowances
       of $814 and $786                                   20,667      15,115
     Unbilled contract costs and fees                      4,423       2,094
     Prepaid income taxes                                  1,152       2,836
     Prepaid expenses                                      1,997       2,196
     Due from parent company and Thermo Electron           1,220         564
                                                        --------    --------
                                                          58,144      56,056
                                                        --------    --------

   Property, Plant and Equipment, at Cost                 55,790      52,119

     Less: Accumulated depreciation and amortization      16,378      14,516
                                                        --------    --------
                                                          39,412      37,603
                                                        --------    --------
   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $2,108 in fiscal 1996)                                 -       2,098
                                                        --------    --------

   Other Assets                                           15,867      11,724
                                                        --------    --------

   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                   30,861      28,321
                                                        --------    --------
                                                        $144,284    $135,802
                                                        ========    ========



                                        2PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                   September 28,   March 30,
   (In thousands except share amounts)                      1996        1996
   -------------------------------------------------------------------------
   Current Liabilities:
     Notes payable                                      $    501    $      -
     Accounts payable                                      5,464       3,362
     Accrued payroll and employee benefits                 2,781       2,539
     Deferred revenue                                      1,715         936
     Billings in excess of revenues earned                   343         630
     Accrued interest                                        790         776
     Accrued income taxes                                    852          57
     Other accrued expenses                                2,831       1,413
                                                        --------    --------
                                                          15,277       9,713
                                                        --------    --------

   Deferred Income Taxes                                   2,227       2,137
                                                        --------    --------
   Long-term Obligations:
     4 7/8% Subordinated convertible debentures           37,950      37,950
     3 7/8% Subordinated convertible note, due
       to parent company                                   2,650       2,650
     Other                                                    53           -
                                                        --------    --------
                                                          40,653      40,600
                                                        --------    --------
   Shareholders' Investment (Note 2):
     Common stock, $.01 par value, 50,000,000
       shares authorized; 13,270,203 and 12,800,189
       shares issued                                         133         128
     Capital in excess of par value                       85,170      81,353
     Retained earnings                                     2,612       1,910
     Treasury stock at cost, 164,344 and 2,154 shares     (1,794)        (31)
     Net unrealized gain (loss) on available-for-sale
       investments                                             6          (8)
                                                        --------    --------
                                                          86,127      83,352
                                                        --------    --------
                                                        $144,284    $135,802
                                                        ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                 ----------------------------
                                                 September 28,  September 30,
   (In thousands except per share amounts)                1996           1995
   --------------------------------------------------------------------------
   Revenues                                           $27,913        $14,466
                                                      -------        -------
   Costs and Operating Expenses:
     Cost of revenues                                  23,485         10,222
     Selling, general and administrative expenses       2,823          2,037
     New business development expenses                    261            281
                                                      -------        -------
                                                       26,569         12,540
                                                      -------        -------

   Operating Income                                     1,344          1,926

   Interest Income                                        496            733
   Interest Expense (includes $25 and $27 to
     related party)                                      (544)          (543)
   Equity in Earnings of Unconsolidated Subsidiary        280              -
   Loss on Sale of Investments                             (4)             -
                                                      -------        -------
   Income Before Provision for Income Taxes             1,572          2,116
   Provision for Income Taxes                             598            786
                                                      -------        -------
   Net Income                                         $   974        $ 1,330
                                                      =======        =======

   Earnings per Share:
     Primary                                          $   .08        $   .11
                                                      =======        =======
     Fully diluted                                    $   .07        $   .11
                                                      =======        =======

   Weighted Average Shares:
     Primary                                           12,894         12,314
                                                      =======        =======
     Fully diluted                                     13,498         12,787
                                                      =======        =======


   The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Six Months Ended
                                                 ----------------------------
                                                 September 28,  September 30,
   (In thousands except per share amounts)                1996           1995
   --------------------------------------------------------------------------
   Revenues                                           $51,433        $27,647
                                                      -------        -------
   Costs and Operating Expenses:
     Cost of revenues                                  42,523         19,379
     Selling, general and administrative expenses       5,725          4,203
     New business development expenses                    557            557
                                                      -------        -------

                                                       48,805         24,139
                                                      -------        -------

   Operating Income                                     2,628          3,508

   Interest Income                                        987          1,328
   Interest Expense (includes $51 and $98 to
     related party)                                    (1,094)          (914)
   Equity in Earnings of Unconsolidated Subsidiary        559              -
   Gain on Sale of Investments                            136             80
                                                      -------        -------
   Income Before Provision for Income Taxes             3,216          4,002
   Provision for Income Taxes                           1,214          1,492
                                                      -------        -------
   Net Income                                         $ 2,002        $ 2,510
                                                      =======        =======

   Earnings per Share:
     Primary                                          $   .16        $   .21
                                                      =======        =======
     Fully diluted                                    $   .15        $   .20
                                                      =======        =======

   Weighted Average Shares:
     Primary                                           12,863         12,230
                                                      =======        =======
     Fully diluted                                     13,511         12,707
                                                      =======        =======


   The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                             THERMO REMEDIATION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended
                                                  ----------------------------
                                                  September 28,  September 30,
  (In thousands)                                           1996           1995
  ----------------------------------------------------------------------------
  Operating Activities:
    Net income                                        $  2,002       $  2,510
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                  3,371          2,705
          Equity in earnings of unconsolidated
            subsidiary                                    (559)             -
          Gain on sale of investments                     (136)           (80)
          Provision for losses on accounts
            receivable                                      95             (3)
          Other noncash expenses                            35             26
          Decrease in deferred income taxes                  -             (2)
          Changes in current accounts, excluding the
            effects of acquisition:
              Accounts receivable                       (4,523)        (1,673)
              Due from parent company and Thermo
                Electron                                  (656)        (5,005)
              Other current assets                      (2,394)           (37)
              Billings in excess of revenues earned       (287)           483
              Accrued interest                              10            762
              Other current liabilities                  4,220            418
                                                      --------       --------
                Net cash provided by operating
                  activities                             1,178            104
                                                      --------       --------
  Investing Activities:
    Acquisition, net of cash acquired (Note 2)          (1,681)             -
    Purchases of available-for-sale investments        (15,759)       (23,248)
    Proceeds from sale and maturities of
      available-for-sale investments                    15,908         11,580
    Purchases of property, plant and equipment          (3,953)        (4,629)
    Proceeds from sale of property, plant and
      equipment                                             59            573
    Purchase of other assets                            (1,178)             -
    Other                                                    -             (4)
                                                      --------       --------
                Net cash used in investing
                  activities                            (6,604)       (15,728)
                                                      --------       --------
  Financing Activities:
    Net proceeds from issuance of subordinated
      convertible debentures                                 -         36,889
    Repayment of note payable to Thermo Electron             -         (4,000)
    Net proceeds from issuance of Company
      common stock                                         172          6,675
    Repurchase of Company common stock                  (1,763)             -
    Dividends paid                                        (450)          (551)
    Other                                                  794              -
                                                      --------       --------
                Net cash provided by (used in)
                  financing activities                $ (1,247)      $ 39,013
                                                      --------       --------
                                        6PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)


                                                        Six Months Ended
                                                  ----------------------------
                                                  September 28,  September 30,
  (In thousands)                                           1996           1995
  ----------------------------------------------------------------------------
  Increase (Decrease) in Cash and Cash Equivalents    $ (6,673)      $ 23,389
  Cash and Cash Equivalents at Beginning of Period      26,247            792
                                                      --------       --------

  Cash and Cash Equivalents at End of Period          $ 19,574       $ 24,181
                                                      ========       ========

  Noncash Activities (Note 2):
    Fair value of assets of acquired company          $  6,476       $      -
    Cash paid for acquired company                      (1,705)             -
    Issuance of common stock for acquired company       (2,006)             -
                                                      --------       --------
      Liabilities assumed of acquired company         $  2,765       $      -
                                                      ========       ========

    Dividends reinvested by shareholders into
      Company common stock                            $    850       $    679
                                                      ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.









                                        7PAGE

                             THERMO REMEDIATION INC.

                   Notes to Consolidated Financial Statements


    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo Remediation Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and six-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the six-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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


    2.   Acquisition

         In September 1996, the Company acquired IEM Sealand Corporation (IEM Sealand) for 311,040 shares of the Company's common stock, valued at $2.0 million, and $1.7 million in cash. The shares of the Company's common stock issued in connection with the acquisition are subject to certain restrictions on transfer. The restrictions lapse with respect to one third of the shares on each of the third, fourth, and fifth anniversaries of the closing. IEM Sealand provides construction services for the remediation of hazardous wastes under contracts with federal and state governments, and other public and private sector clients.

         This acquisition has been accounted for using the purchase method of accounting and IEM Sealand's results of operations have been included in the accompanying financial statements from the date of acquisition. IEM Sealand had a negative book value at the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $5.4 million, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment. Pro forma data is not presented since this acquisition was not material to the Company's results of operations or financial position.
                                        8PAGE

                             THERMO REMEDIATION INC.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Overview

         The Company is a leading national provider of environmental services including industrial remediation, nuclear remediation, hazardous waste remedial construction cleanup, soil remediation, and waste fluids recycling.

         In December 1995, the Company acquired Remediation Technologies, Inc. (ReTec), a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues.

         In September 1996, the Company acquired IEM Sealand Corporation (IEM Sealand), a provider of construction services for the remediation of hazardous wastes under contracts with federal and state governments, and other public and private sector clients. IEM Sealand's business is traditionally strongest during the summer and fall seasons.

         The Company's Thermo Nutech division provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services.

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

         The Company's businesses are affected by several factors, particularly extreme weather variations, government spending, economic cycles, and regulation and enforcement of remediation activities. In addition, certain of the Company's businesses are affected by enactment and enforcement of environmental legislation regarding underground storage tanks, the availability of federal and state funding for environmental cleanup, and local competition.



                                        9PAGE

                             THERMO REMEDIATION INC.

    Results of Operations

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996

         Revenues in the second quarter of fiscal 1997 were $27,913,000, compared with $14,466,000 in the second quarter of fiscal 1996, an increase of 93%. Revenues increased primarily due to the inclusion of $13,700,000 in revenues from ReTec and IEM Sealand, which were acquired in December 1995 and September 1996, respectively (Note 2). Revenues from nuclear services increased 15% due to higher revenues in fiscal 1997 from health physics services. Revenues from soil-remediation services decreased 21% resulting from declines in the volume of soil processed due to reduced compliance requirements and/or relaxed enforcement activities in several states and competitive pricing pressures. Revenues from fluids-recycling services increased 39% due to the addition of a new facility in Nevada.

         The gross profit margin decreased to 16% in the second quarter of fiscal 1997 from 29% in the second quarter of fiscal 1996, due to lower volumes of soil processed at the Company's traditionally higher-margin soil-remediation centers and, to a lesser extent, lower margins on the soil processed due to competitive pricing pressures. The gross profit margin also decreased due to the inclusion of lower-margin revenues from ReTec. The gross profit margin on nuclear services decreased due to higher revenues from lower-margin health physics services.

         Selling, general and administrative expenses as a percentage of revenues decreased to 10% in the second quarter of fiscal 1997 from 14% in the second quarter of fiscal 1996, primarily due to lower expenses as a percentage of revenues at acquired companies.

         Interest income decreased to $496,000 in the second quarter of fiscal 1997 from $733,000 in the second quarter of fiscal 1996 as a result of lower average invested balances following the acquisition of ReTec in December 1995. Interest expense remained constant at $544,000 in the second quarter of fiscal 1997 and $543,000 in the second quarter of fiscal 1996.

         Equity in earnings of unconsolidated subsidiary in the second quarter of fiscal 1997 represents ReTec's proportionate share of income from a joint venture.

         The effective tax rates were 38% and 37% in the second quarter of fiscal 1997 and 1996, respectively, which are higher than the Company's federal statutory income tax rate primarily due to the impact of state income taxes.

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996

         Revenues in the first six months of fiscal 1997 were $51,433,000, compared with $27,647,000 in the first six months of fiscal 1996, an increase of 86%. Revenues increased primarily due to the inclusion of $24,194,000 in revenues from ReTec and IEM Sealand, which were acquired in December 1995 and September 1996, respectively (Note 2). Revenues from

                                       10PAGE

                             THERMO REMEDIATION INC.

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996 (continued)

    nuclear services increased 10% due to higher revenues in fiscal 1997 from health physics services and, to a lesser extent, from a long-term environmental restoration contract for the U.S. Department of Energy's (DOE's) Hanford site (Hanford). These increases were largely offset by a decrease in radiochemistry laboratory work, reflecting ongoing reductions in spending at the DOE, as well as a shift in DOE spending from investigative work performed at the Company's laboratories to cleanup work. Revenues from soil-remediation services decreased 15% primarily due to the reasons discussed in the results of operations for the second quarter. Revenues from fluids-recycling services increased 25% due to the addition of a new facility in Nevada.

         The gross profit margin decreased to 17% in the first six months of fiscal 1997 from 30% in the first six months of fiscal 1996, primarily due to lower volumes of soil processed at the Company's traditionally higher-margin soil-remediation centers and, to a lesser extent, lower margins on the soil processed due to competitive pricing pressures. The gross profit margin also decreased due to the inclusion of lower-margin revenues from ReTec. The gross profit margin on nuclear services decreased due to higher operating costs, declining revenues and margins from the traditionally higher-margin radiochemistry laboratory work, and increased revenues from the lower-margin Hanford contract.

         Selling, general and administrative expenses as a percentage of revenues decreased to 11% in the first six months of fiscal 1997 from 15% in the first six months of fiscal 1996, primarily due to lower expenses as a percentage of revenues at acquired companies.

         Interest income decreased to $987,000 in the first six months of fiscal 1997 from $1,328,000 in the first six months of fiscal 1996 as a result of lower average invested balances following the acquisition of ReTec in December 1995. Interest expense increased slightly to $1,094,000 in the first six months of fiscal 1997 from $914,000 in the first six months of fiscal 1996, primarily due to the issuance of subordinated convertible debentures in May 1995.

         Equity in earnings of unconsolidated subsidiary in the first six months of fiscal 1997 represents ReTec's proportionate share of income from a joint venture.

         The effective tax rates were 38% and 37% in the first six months of fiscal 1997 and 1996, respectively, which are higher than the Company's federal statutory income tax rate primarily due to the impact of state income taxes.

    Liquidity and Capital Resources

         Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $42,867,000 at September 28, 1996, compared with $46,343,000 at March 30, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $28,685,000 at September 28, 1996, compared with $35,349,000 at March 30, 1996. During

                                       11PAGE

                             THERMO REMEDIATION INC.

    the first six months of fiscal 1997, $1.2 million of cash was provided by operating activities. In the first six months of fiscal 1997, the Company funded an increase in accounts receivable, primarily due to higher revenues at its IEM Sealand, Thermo Nutech, and Thermo Fluids divisions. The use of cash was largely offset by an increase in other current liabilities, primarily due to a $0.7 million and $0.8 million increase in accrued income taxes and deferred revenues, respectively.

         On September 5, 1996, the Company paid a semiannual cash dividend of $0.10 per share of common stock, to shareholders of record as of August 22, 1996. The Company paid approximately $450,000 in connection with such dividend. The amount of cash paid by the Company is dependent on the number of shareholders participating in the Company's Dividend Reinvestment Plan.

         The Company's Board of Directors has authorized the repurchase, through September 10, 1997, of up to $10.0 million of its own securities. Any such purchases would be funded from working capital. Through September 28, 1996, the Company expended $1.8 million under this authorization.

         During the six months ended September 28, 1996, the Company expended $3,953,000 for purchases of property, plant and equipment. During the remainder of fiscal 1997, the Company expects to make capital expenditures of approximately $2,000,000, primarily to expand the fluids-recycling services business.

         In September 1996, the Company acquired IEM Sealand Corporation for 311,040 shares of the Company's common stock, valued at $2.0 million, and $1.7 million in cash (Note 2).

         Although the Company has no material commitments for capital expenditures, such expenditures will largely be affected by the number of complementary businesses that can be acquired or developed during the year. The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

         On September 25, 1996, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to one-year terms expiring in 1997. The directors reelected at the meeting were: John P. Appleton, Elias P. Gyftopoulos, Fred Holubow, Theo Melas-Kyriazi, Frank E. Morris, Jeffrey L. Powell, and William A. Rainville. Dr. Appleton,
    Dr. Gyftopoulos, Mr. Melas-Kyriazi, Dr. Morris, and Mr. Rainville each received 11,544,985 shares voted in favor of election and 140,097 shares voted against. Mr. Holubow and Mr. Powell each received 11,544,685 shares voted in favor of election and 140,397 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.
                                       12PAGE

                             THERMO REMEDIATION INC.

    Item 4 - Submission of Matters to a Vote of Security Holders (continued)

         The shareholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized common stock, $.01 par value per share, from 20 million shares to 50 million shares as follows: 11,350,632 shares voted in favor, 234,645 shares voted against, 13,705 shares abstained, and 86,100 broker nonvotes were recorded on the proposal.

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Dependence on Environmental Regulation. Federal, state, and local environmental laws govern each of the markets in which the Company conducts business, as well as many of the Company's operations. The markets for each of the Company's services, including industrial remediation services, nuclear remediation services, hazardous waste remedial construction services, soil-remediation services, and waste-fluids recycling services, and the standards governing most aspects of the construction and operation of the Company's facilities were directly or indirectly created by, and are dependent on, the existence and enforcement of those laws. There can be no assurance that these laws and regulations will not change in the future, requiring new technologies or stricter standards with which the Company must comply. In addition, there can be no assurance that these laws and regulations will not be made more lenient in the future, thereby reducing the size of the markets addressed by the Company. Any such change in such federal, state, and local environmental laws and regulations may have a material adverse effect on the Company's business.

         Responsibility for establishing and enforcing certain federal policies, such as the federal underground storage tank policy, has been delegated to the states, which are not only required to establish regulatory programs, but also are permitted to mandate more stringent requirements than are otherwise required by federal law. Currently, many states are considering adopting a "risk-based" approach to prioritizing site cleanups and setting cleanup standards, which attempt to balance the costs of remediation against the potential harm to human health and the environment from leaving sites unremediated. Although the Company believes that it will be able to take advantage of this shift toward a risk-based approach, there can be no assurance that these policies, if implemented, will not reduce the size of the potential market addressed by the Company.

         Potential Environmental Regulatory Liability. The Company's operations are subject to comprehensive laws and regulations related to the protection of the environment. Among other things, these laws and

                                       13PAGE

                             THERMO REMEDIATION INC.

    regulations impose requirements to control air, soil, and water pollution, and regulate health, safety, zoning, land use, and the handling and transportation of hazardous and nonhazardous materials. Such laws and regulations also impose liability for remediation and cleanup of environmental contamination, both on-site and off-site, resulting from past and present operations. These requirements may also be imposed as conditions of operating permits or licenses that are subject to renewal, modification, or revocation. Existing laws and regulations, and new laws and regulations, may require the Company to modify, supplement, replace or curtail its operating methods, facilities, or equipment at costs which may be substantial, without any corresponding increase in revenue. The Company is also potentially subject to monetary fines, penalties, remediation, cleanup or stop orders, injunctions, or orders to cease, or suspend certain of its practices. The outcome of any proceedings and associated costs and expenses could have a material adverse impact on the Company's business. In addition, the Company's Thermo Nutech and IEM Sealand divisions are subject to numerous laws and regulations related to the protection of human health and safety. Such laws and regulations may impose liability on the Company for exposure of its employees to radiation or other hazardous contamination or failure to isolate and remove radioactive or other hazardous contaminants from soil.

         The Company endeavors to operate its business to minimize its exposure to environmental and other regulatory liabilities. In entering into contracts with its customers, the Company seeks to maximize its insulation from regulatory liabilities associated with the contaminated soil, oil, and other wastes it handles. Although no claims giving rise to such liabilities have been asserted by the Company's customers or employees to date, there can be no assurance that such claims cannot or will not be asserted against the Company.

         Uncertainty of Funding. Remediation compliance requirements and attendant costs are often beyond the financial capabilities of many individuals and small companies. To address this problem, some states have established tax-supported trust funds to assist in the financing of compliance and site remediation. As a consequence, in many of the states in which the Company markets its soil-remediation services, the majority, and in some cases virtually all, of the soil remediated by the Company is paid for by large companies and/or state trust funds. Any substantial decrease in this funding could have a material adverse effect on the Company's business and financial performance. Many states have realized that the number of sites requiring remediation and the costs of compliance are substantially higher than were originally estimated. As a result, several states have relaxed enforcement activities and others have reduced compliance requirements in order to reduce the costs of cleanup. These factors have already resulted in lower levels of cleanup activity in some states. Continued de-emphasis on enforcement activities and/or further reductions in compliance requirements is having a material adverse effect on the Company's business.

         The Company depends on funding from the federal and state governments, and their agencies and instrumentalities, for compensation

                                       14PAGE

                             THERMO REMEDIATION INC.

    for its services. For example, Thermo Nutech provides a large portion of its services directly or indirectly to the U.S. Department of Energy
    (DOE). Thermo Nutech has experienced a decrease in its radiochemistry laboratory work as a result of ongoing reductions in spending at the DOE as well as a shift in DOE spending from investigative work to cleanup work. Continued declines in spending by DOE and other governmental agencies could have a material adverse effect on the Company's business.

         Competition. The markets for many of the Company's services are regional and are characterized by intense competition from numerous local competitors. Some of the Company's competitors have greater technical and financial resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services than the Company. Competition could increase if new companies enter the market or if existing competitors expand their service lines. There can be no assurance that the Company's current technology, technology under development, or ability to develop new technologies will be sufficient to enable it to compete effectively with its competitors.

         Seasonal Influences. A majority of the Company's businesses experience seasonal fluctuations. A majority of the Company's soil-remediation sites, as well as the Company's fluids-recycling sites, experience declines in severe weather conditions. Site remediation work and certain environmental testing services, such as the services provided by ReTec, IEM Sealand, and Thermo Nutech, may decline in winter months as a result of severe weather conditions. The Company's operations were adversely affected by severe weather in the last quarter of fiscal 1996.

         Possible Obsolescence Due to Technological Change. Technological developments are expected to continue at a rapid pace in the environmental services industry. The Company's technologies could be rendered obsolete or uneconomical by technological advances by one or more companies that address the Company's markets or by future entrants into the industry. There can be no assurance that the Company would have the resources to, or otherwise would be successful in, developing responses to technological advances by others.

         Risks Associated with Acquisition Strategy. The Company's strategy includes the acquisition of businesses that complement or augment the Company's existing services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. Any acquisitions completed by the Company may be made at substantial premiums over the fair value of the net assets of the acquired companies. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the

                                       15PAGE

                             THERMO REMEDIATION INC.

    Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

         No Assurance of Development and Commercialization of Technology Under Development. The Company is currently engaged in the development of several technologies which may ultimately be commercialized to provide services to customers. For example, the Company's Thermo Fluids division is currently engaged in developing technology to enhance the quality of the fuel oils produced in its fluids recycling business. There are a number of technological challenges that the Company must successfully address to complete any of its development efforts. Technology development involves a high degree of risk, and returns to investors are dependent upon successful development and commercialization of such technology. There can be no assurance that any of the technologies currently being developed by the Company, or those to be developed in the future, will be technologically feasible or accepted by the marketplace, or that any such development will be completed in any particular timeframe.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.















                                       16PAGE

                             THERMO REMEDIATION INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of November 1996.

                                            THERMO REMEDIATION INC.



                                            Paul F. Kelleher
                                            --------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------
                                            John N. Hatsopoulos
                                            Vice President and
                                            Chief Financial Officer














                                       17PAGE

                             THERMO REMEDIATION INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                Page
    -----------------------------------------------------------------------

      3 Certificate of Incorporation, as filed on September 23, 1993, as amended by Agreement of Merger, as filed with the Secretary of State of Delaware on November 1, 1993, and as further amended by Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 31, 1996.

     10          Stock Holdings Assistance Plan and Form of
                 Promissory Note.

     11          Statement re: Computation of earnings per share.

     27          Financial Data Schedule.