Form 10-Q
period 1996-12-28
THERMO REMEDIATION INC
filed 1997-02-04
CIK 913771

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                  --------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended December 28, 1996.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                    Outstanding at January 24, 1997
       ----------------------------        -------------------------------
       Common Stock, $.01 par value                   12,834,973
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMO REMEDIATION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     December 28,   March 30,
    (In thousands)                                           1996        1996
    -------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                          $ 16,744    $ 26,247
      Short-term available-for-sale investments,
        at quoted market value (amortized cost
        of $9,130 and $7,007)                               9,142       7,004
      Accounts receivable, less allowances
        of $825 and $786                                   22,590      15,115
      Unbilled contract costs and fees                      5,990       2,094
      Prepaid income taxes                                  1,139       2,836
      Prepaid expenses                                      1,797       2,196
      Due from parent company and Thermo Electron             671         564
                                                         --------    --------
                                                           58,073      56,056
                                                         --------    --------

    Property, Plant and Equipment, at Cost                 57,486      52,119

      Less: Accumulated depreciation and amortization      17,427      14,516
                                                         --------    --------
                                                           40,059      37,603
                                                         --------    --------

    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $2,108 in fiscal 1996)                                 -       2,098
                                                         --------    --------
    Other Assets                                           15,504      11,724
                                                         --------    --------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                                   30,657      28,321
                                                         --------    --------
                                                         $144,293    $135,802
                                                         ========    ========




                                        2PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     December 28,  March 30,
    (In thousands except share amounts)                      1996       1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                  $  9,265    $  3,362
      Accrued payroll and employee benefits                3,920       2,539
      Deferred revenue                                     1,342         936
      Billings in excess of revenues earned                  668         630
      Accrued interest                                       321         776
      Accrued income taxes                                   828          57
      Other accrued expenses                               1,938       1,413
                                                        --------    --------
                                                          18,282       9,713
                                                        --------    --------

    Deferred Income Taxes                                  2,227       2,137
                                                        --------    --------

    Long-term Obligations:
      4 7/8% Subordinated convertible debentures          37,950      37,950
      3 7/8% Subordinated convertible note, due
        to parent company                                  2,650       2,650
                                                        --------    --------
                                                          40,600      40,600
                                                        --------    --------

    Shareholders' Investment (Note 2):
      Common stock, $.01 par value, 50,000,000
        shares authorized; 13,275,995 and 12,800,189
        shares issued                                        133         128
      Capital in excess of par value                      85,080      81,353
      Retained earnings                                    3,232       1,910
      Treasury stock at cost, 504,039 and 2,154 shares    (5,269)        (31)
      Net unrealized gain (loss) on available-for-sale
        investments                                            8          (8)
                                                        --------    --------

                                                          83,184      83,352
                                                        --------    --------
                                                        $144,293    $135,802
                                                        ========    ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                                December 28,    December 30,
    (In thousands except per share amounts)             1996            1995
    ------------------------------------------------------------------------
    Revenues                                         $34,252        $16,308
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                29,538         11,768
      Selling, general and administrative expenses     3,326          1,974
      New business development expenses                  250            260
                                                     -------        -------
                                                      33,114         14,002
                                                     -------        -------

    Operating Income                                   1,138          2,306

    Interest Income                                      456            642
    Interest Expense (includes $26 and $25 to
      related party)                                    (558)          (543)
    Equity in Earnings of Unconsolidated Subsidiary      118              -
    Gain on Sale of Investments                            -            100
                                                     -------        -------
    Income Before Provision for Income Taxes           1,154          2,505
    Provision for Income Taxes                           534            972
                                                     -------        -------
    Net Income                                       $   620        $ 1,533
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .05        $   .12
                                                     =======        =======
      Fully diluted                                  $   .05        $   .12
                                                     =======        =======
    Weighted Average Shares:
      Primary                                         12,923         12,441
                                                     =======        =======
      Fully diluted                                   13,219         13,090
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)


                                                     Nine Months Ended
                                                ---------------------------
                                                December 28,   December 30,
    (In thousands except per share amounts)             1996           1995
    -----------------------------------------------------------------------
    Revenues                                         $85,685        $43,955
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                72,061         31,147
      Selling, general and administrative expenses     9,051          6,177
      New business development expenses                  807            817
                                                     -------        -------
                                                      81,919         38,141
                                                     -------        -------

    Operating Income                                   3,766          5,814

    Interest Income                                    1,443          1,970
    Interest Expense (includes $77 and $123 to
      related party)                                  (1,652)        (1,457)
    Equity in Earnings of Unconsolidated Subsidiary      677              -
    Gain on Sale of Investments                          136            180
                                                     -------        -------
    Income Before Provision for Income Taxes           4,370          6,507
    Provision for Income Taxes                         1,748          2,464
                                                     -------        -------
    Net Income                                       $ 2,622        $ 4,043
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .20        $   .33
                                                     =======        =======
      Fully diluted                                  $   .20        $   .32
                                                     =======        =======
    Weighted Average Shares:
      Primary                                         12,883         12,301
                                                     =======        =======
      Fully diluted                                   13,503         12,836
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                             THERMO REMEDIATION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                     Nine Months Ended
                                                ---------------------------
                                                December 28,   December 30,
    (In thousands)                                      1996           1995
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  2,622       $  4,043
        Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization             5,197          4,250
            Equity in earnings of unconsolidated
              subsidiary                               (677)             -
            Gain on sale of investments                (136)          (180)
            Provision for losses on accounts
              receivable                                117           (104)
            Other noncash expenses                       54             81
            Decrease in deferred income taxes             -             (2)
            Changes in current accounts, excluding
              the effects of acquisitions:
                Accounts receivable                  (6,229)         1,475
                Due from parent company and
                  Thermo Electron                      (107)        (4,868)
                Other current assets                 (3,761)           142
                Billings in excess of revenues
                  earned                                 39            368
                Accrued interest                       (459)           314
                Other current liabilities             7,315           (488)
                                                   --------       --------
    Net cash provided by operating activities         3,975          5,031
                                                   --------       --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)    (1,681)       (17,713)
      Purchases of available-for-sale investments   (15,788)       (31,000)
      Proceeds from sale and maturities of
        available-for-sale investments               15,908         29,295
      Purchases of property, plant and equipment     (5,724)        (6,615)
      Purchase of other assets                       (1,447)             -
      Other                                              65            153
                                                   --------       --------
    Net cash used in investing activities            (8,667)       (25,880)
                                                   --------       --------
    Financing Activities:
      Net proceeds from issuance of subordinated
        convertible debentures                            -         36,889
      Repayment of note payable to Thermo Electron        -         (4,000)
      Net proceeds from issuance of Company
        common stock                                    274          6,801
      Repurchase of Company common stock             (5,429)             -
      Dividends paid                                   (450)          (393)
      Other                                             794              -
                                                   --------       --------
    Net cash provided by (used in) financing
      activities                                   $ (4,811)      $ 39,297
                                                   --------       --------
                                        6PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)


                                                     Nine Months Ended
                                                ---------------------------
                                                December 28,   December 30,
    (In thousands)                                      1996           1995
    -----------------------------------------------------------------------
    Increase (Decrease) in Cash and Cash
      Equivalents                                  $ (9,503)      $ 18,448
    Cash and Cash Equivalents at Beginning
      of Period                                      26,247            792
                                                   --------       --------
    Cash and Cash Equivalents at End of Period     $ 16,744       $ 19,240
                                                   ========       ========

    Noncash Activities (Note 2):
      Fair value of assets of acquired companies   $  6,476       $ 39,349
      Cash paid for acquired companies               (1,705)       (18,462)
      Issuance of common stock, stock options,
        and warrants for acquired companies          (2,006)       (11,210)
                                                   --------       --------
        Liabilities assumed of acquired companies  $  2,765       $  9,677
                                                   ========       ========

      Dividends reinvested by shareholders
        into Company common stock                  $    850       $    679
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.









                                        7PAGE

                             THERMO REMEDIATION INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Remediation Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at December 28, 1996, the results of operations for the three- and nine-month periods ended December 28, 1996 and December 30, 1995, and the cash flows for the nine-month periods ended December 28, 1996 and December 30, 1995. Interim results are not necessarily indicative of results for a full year.

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


    2.  Acquisition

        In September 1996, the Company acquired IEM Sealand Corporation (IEM Sealand) for 311,040 shares of the Company's common stock, valued at $2.0 million, and $1.7 million in cash. The shares of the Company's common stock issued in connection with the acquisition are subject to certain restrictions on transfer. The restrictions lapse with respect to one-third of the shares on each of the third, fourth, and fifth anniversaries of the closing. IEM Sealand provides construction services for the remediation of hazardous wastes under contracts with federal and state governments, and other public- and private-sector clients.

        This acquisition has been accounted for using the purchase method of accounting and IEM Sealand's results of operations have been included in the accompanying financial statements from the date of acquisition. IEM Sealand had a negative book value at the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $5.4 million, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since this acquisition was not material to the Company's results of operations and financial position.

                                        8PAGE

                             THERMO REMEDIATION INC.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Item 5 - Other Information" in the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company is a leading national provider of environmental services, including industrial remediation, nuclear remediation, hazardous waste remedial construction cleanup, soil remediation, and waste fluids recycling.

        In December 1995, the Company acquired Remediation Technologies, Inc. (ReTec), a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues.

        In September 1996, the Company acquired IEM Sealand Corporation (IEM Sealand), a provider of construction services for the remediation of hazardous wastes under contracts with federal and state governments, and other public- and private-sector clients. IEM Sealand's business is traditionally strongest during the summer and fall seasons.

        The Company's Thermo Nutech division provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services.

        The Company, through its TPS Technologies Inc. division, is also a national leader in the design and operation of facilities for the remediation of nonhazardous soil and operates a network of such facilities serving customers in more than a dozen states along the East and West Coasts.

        The Company's Thermo Fluids subsidiary collects, tests, processes, and recycles used motor oil and other industrial oils.

        The Company's businesses are affected by several factors, parti-cularly extreme weather variations, government spending, economic cycles, and regulation and enforcement of remediation activities. In addition, certain of the Company's businesses are affected by enactment and

                                        9PAGE

                             THERMO REMEDIATION INC.

    enforcement of environmental legislation regarding underground storage tanks, the availability of federal and state funding for environmental cleanup, and local competition.

    Results of Operations

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996

        Revenues in the third quarter of fiscal 1997 more than doubled to $34,252,000, compared with $16,308,000 in the third quarter of fiscal 1996. Revenues increased primarily due to the inclusion of $10,136,000 of revenues from IEM Sealand, acquired in September 1996 (Note 2), and an additional $8,487,000 of revenues from ReTec, acquired in December 1995. Revenues from soil-remediation services decreased 33% resulting from declines in the volume of soil processed due to over capacity in the industry and competitive pricing pressures. The Company also believes that several states have reduced their compliance requirements and/or relaxed their enforcement activities. The Company expects this trend to continue for the foreseeable future. Revenues from nuclear and fluids-recycling services increased $1,812,000 in the third quarter of fiscal 1997.

        The gross profit margin decreased to 14% in the third quarter of fiscal 1997 from 28% in the third quarter of fiscal 1996 due to lower margins on soil processed as a result of competitive pricing pressures and, to a lesser extent, lower volumes of soil processed at the Company's traditionally higher-margin soil-remediation centers. The gross profit margin also decreased due to lower-margin revenues from ReTec and IEM Sealand.

        Selling, general and administrative expenses as a percentage of revenues decreased to 10% in the third quarter of fiscal 1997 from 12% in the third quarter of fiscal 1996, primarily due to lower expenses as a percentage of revenues at acquired companies.

        Interest income decreased to $456,000 in the third quarter of fiscal 1997 from $642,000 in the third quarter of fiscal 1996 as a result of lower average invested balances following the acquisition of ReTec in December 1995.

        Equity in earnings of unconsolidated subsidiary represents ReTec's proportionate share of income from a joint venture.

        The effective tax rate was 46% in the third quarter of fiscal 1997 and 39% in the third quarter of fiscal 1996. The effective tax rate exceeded the statutory federal income tax rate, primarily due to the impact of state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies. The increase in the effective tax rate in fiscal 1997 results from the larger relative effect of nondeductible amortization.

                                       10PAGE

                             THERMO REMEDIATION INC.

    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996

        Revenues in the first nine months of fiscal 1997 were $85,685,000, compared with $43,955,000 in the first nine months of fiscal 1996, an increase of 95%. Revenues increased primarily due to an additional $30,210,000 of revenues from ReTec, acquired in December 1995, and the inclusion of $12,607,000 in revenues from IEM Sealand, acquired in September 1996 (Note 2). Revenues from soil-remediation services decreased 21%, primarily due to the reasons discussed in the results of operations for the third quarter. Revenues from nuclear and fluids-recycling services increased $3,456,000 in the first nine-months of fiscal 1997.

        The gross profit margin decreased to 16% in the first nine months of fiscal 1997 from 29% in the first nine months of fiscal 1996, primarily due to the reasons discussed in the results of operations for the third quarter.

        Selling, general and administrative expenses as a percentage of revenues decreased to 11% in the first nine months of fiscal 1997 from 14% in the first nine months of fiscal 1996, primarily due to lower expenses as a percentage of revenues at acquired companies.

        Interest income decreased to $1,443,000 in the first nine months of fiscal 1997 from $1,970,000 in the first nine months of fiscal 1996 as a result of lower average invested balances following the acquisition of ReTec in December 1995. Interest expense increased to $1,652,000 in the first nine months of fiscal 1997 from $1,457,000 in the first nine months of fiscal 1996, primarily due to the issuance of subordinated convertible debentures in May 1995.

        The effective tax rate was 40% in the first nine months of fiscal 1997 and 38% in the first nine months of fiscal 1996. The effective tax rate exceeded the statutory federal income tax rate for the reasons discussed in the results of operations for the third quarter. The increase in the effective tax rate in fiscal 1997 results from the larger relative effect of nondeductible amortization.


    Liquidity and Capital Resources

        Working capital was $39,791,000 at December 28, 1996, compared with $46,343,000 at March 30, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $25,886,000 at December 28, 1996, compared with $35,349,000 at March 30, 1996. During the first nine months of fiscal 1997, $4.0 million of cash was provided by operating activities. In the first nine months of fiscal 1997, the Company funded an increase in accounts receivable of $6.2 million, primarily due to higher revenues at its IEM Sealand, ReTec, and Thermo Fluids businesses. This use of cash was more than offset by an increase in other current liabilities, primarily due to a $5.1 million increase in accounts payable at IEM Sealand and ReTec resulting from an increase in the volume of business.

                                       11PAGE

                             THERMO REMEDIATION INC.

        On September 5, 1996, the Company paid a semiannual cash dividend of $0.10 per share of common stock to shareholders of record as of August 22, 1996. The Company paid approximately $450,000 in cash in connection with such dividend. The amount of cash paid by the Company is dependent on the number of shareholders participating in the Company's Dividend Reinvestment Plan.

        The Company's Board of Directors has authorized the repurchase, through September 10, 1997, of up to $10.0 million of its own securities. Any such purchases are funded from working capital. Through December 28, 1996, the Company had expended $5.4 million under this authorization.

        During the nine months ended December 28, 1996, the Company expended $5.7 million for purchases of property, plant and equipment.

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








                                       12PAGE

                             THERMO REMEDIATION INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of February 1997.

                                            THERMO REMEDIATION INC.



                                            Paul F. Kelleher
                                            --------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------
                                            John N. Hatsopoulos
                                            Vice President and
                                            Chief Financial Officer














                                       13PAGE

                             THERMO REMEDIATION INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of earnings per share.

      27         Financial Data Schedule.