Form 10-K
period 1997-03-29
THERMO REMEDIATION INC
filed 1997-06-06
CIK 913771

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended March 29, 1997

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.
    Yes [ X ] No [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this
    Form 10-K or any amendment to this Form 10-K. [   ]
    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 23, 1997, was approximately $25,286,000.

    As of May 23, 1997, the Registrant had 12,510,332 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Fiscal 1997 Annual Report to Shareholders for the year ended March 29, 1997, are incorporated by reference into Parts I and II.
    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 24, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I


    Item 1.  Business

    (a)  General Development of Business

        Thermo Remediation Inc. (the Company or the Registrant) is a national provider of environmental services, including industrial, nuclear, and soil remediation, as well as waste-fluids recycling.

        The Company's Remediation Technologies, Inc. (ReTec) subsidiary, acquired in December 1995, is a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues.

        In September 1996, the Company acquired IEM Sealand Corporation (IEM Sealand) for 311,040 shares of the Company's common stock, valued at $2.0 million, and $1.7 million in cash. The shares of the Company's common stock issued in connection with the acquisition are subject to certain restrictions on transfer. IEM Sealand performs cleanups of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive waste.

        The Company's Thermo Nutech Inc. (Thermo Nutech) subsidiary provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production.

        The Company, through its TPS Technologies Inc. (TPS Technologies) subsidiary, designs and operates facilities for the remediation of nonhazardous soil and operates such facilities on the East and West Coasts. A recent severe downturn in the Company's soil-recycling business and relaxed compliance requirements and enforcement activities, which resulted in overcapacity in the industry and competitive pricing pressures, have led to operating losses at certain sites beginning in fiscal 1997. As a result, during fiscal 1997, the Company wrote-down $7.8 million of certain assets associated with its soil-remediation business. The Company expects that closure of two sites with small operating losses and a write-down of certain assets at two other sites, at which current volumes of soil being processed were insufficient to recover the Company's investment, will improve operating results beginning in fiscal 1998. Revenues and operating losses, exclusive of the write-down, at the sites being closed aggregated $2.9 million and $0.6 million, respectively, in fiscal 1997.

        The Company's Thermo Fluids Inc. (Thermo Fluids) subsidiary collects, tests, processes, and recycles used motor oil and other industrial fluids.

        The Company was incorporated in November 1991 as an indirect, wholly owned subsidiary of Thermo TerraTech Inc. (Thermo TerraTech), to operate

                                        2PAGE
    a soil-remediation center in Adelanto, California. On October 1, 1993, pursuant to a reorganization, Thermo TerraTech contributed to the Company certain additional assets and liabilities pertaining to its soil-remediation business. As of March 29, 1997, Thermo TerraTech owned 8,621,968 shares of the common stock of the Company, representing 69% of such stock outstanding. Thermo TerraTech intends, for the foreseeable future, to maintain at least 50% ownership of the Company. A publicly traded subsidiary of Thermo Electron Corporation (Thermo Electron), Thermo TerraTech provides a range of environmental services and infrastructure planning and design, encompassing a broad range of specializations including consulting and design, laboratory testing, and metal treating.

        As of March 29, 1997, Thermo Electron owned 185,400 shares of the Company's common stock, representing 1% of such stock outstanding. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality. Thermo Electron may purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions. During fiscal 19971, Thermo Electron purchased 30,000 shares of the Company's common stock in the open market for $314,000.

    Forward-looking Statements

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's Fiscal 1997 Annual Report to Shareholders incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company conducts business in one industry segment, environmental services. Within this segment, the principal products and services are: industrial-remediation services, nuclear-remediation services, soil-remediation services, and waste-fluids recycling services.






    1 References to fiscal 1997, 1996, and 1995 herein are for the fiscal years ended March 29, 1997, March 30, 1996, and April 1, 1995, respectively.
                                        3PAGE

    (c) Description of Business

        (i) Principal Products and Services

    Industrial-remediation Services

        Through its ReTec subsidiary, the Company provides environmental consulting and remediation construction management to clients in the railroad transportation, refining, chemical, wood treating, gas, and electric utility industries across the nation. ReTec's consulting, engineering, and on-site services offer a broad array of remedial solutions, all of which are applied from a risk management perspective, to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues. ReTec provides particular expertise in bioremediation, and in managing wastes from manufactured-gas plants, refineries, and railroad properties. ReTec operates from offices in 20 cities and numerous field sites across the country.

        IEM Sealand performs cleanups of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive waste. Under contracts with federal and state governments, and other public- and private-sector clients, IEM Sealand also provides project management and construction services for the remediation of hazardous wastes. Most of IEM Sealand's contract work is obtained in a bid process with the job being awarded to the lowest qualified bidder.

    Nuclear-remediation Services
    ----------------------------

        Through its Thermo Nutech subsidiary, the Company provides services to remove radioactive contaminants from soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. As part of its radiation and nuclear/health physics services, the Company provides site surveys for radioactive materials and on-site samples, as well as analysis in support of decontamination programs and dosimetry services to measure personnel exposure. As part of its on-site services, the Company usually performs a preliminary survey using portable radiation-detection equipment. As a result of this survey, samples are taken at critical locations and are then analyzed radiometrically and radiochemically in a mobile laboratory facility at the site or at one of the Company's laboratories. This data is then used to plan cleanup operations. A substantial part of the Company's health physics services has been performed under the U.S. Department of Energy's (DOE) remedial action programs, including the Hanford site. The Company also supplies reusable thermo luminescent dosimeter badges. These badges, worn by personnel working in areas where radioactive material may be present, are periodically returned to the Company for processing to determine the level of radiation exposure. In addition, using its proprietary segmented-gate system technology, the Company removes radioactive contaminants from soil at the Defense Nuclear Fund's site at Johnston Island in the Pacific.

                                        4PAGE

    Soil-remediation Services
    -------------------------

        The Company's TPS Technologies Inc. subsidiary designs and operates a network of facilities for the remediation of nonhazardous soil along the East and West coasts. The Company currently provides its soil-remediation services from soil-remediation centers in California, Oregon, Washington, South Carolina, Maryland, and New York. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Each site consists principally of a soil-remediation unit and a soil-storage area.

        The market for remediation of petroleum-contaminated soils, as with many other waste markets, was created by environmental regulations. The market for soil-remediation services is driven largely by state programs to enforce the EPA's underground storage tank (UST) regulations and to fund cleanups. UST compliance requirements and attendant remediation costs are often beyond the financial capabilities of many individuals and smaller companies. To address this problem, some states established tax-supported trust funds to assist in the financing of UST compliance and remediation. Many states have realized that the number of sites requiring remediation and the costs of compliance are substantially higher than were originally estimated. As a result, several states have significantly reduced compliance requirements and altered regulatory approaches and standards in order to reduce the costs of cleanup. More lenient regulatory standards, reduced enforcement, and uncertainty with respect to such changes has already resulted in lower levels of cleanup activity in most states where the Company conducts business, which has had a material adverse effect on the Company's business. The recent severe downturn in the Company's soil-recycling business and relaxed compliance requirements and enforcement activities, which resulted in overcapacity in the industry and competitive pricing pressures, have led to operating losses at certain sites beginning in fiscal 1997. As a result, during fiscal 1997, the Company wrote-down $7.8 million of certain assets associated with its soil-remediation business. The Company expects that closure of two sites with small operating losses and a write-down of certain assets at two other sites, at which current volumes of soil being processed were insufficient to recover the Company's investment, will improve operating results beginning in fiscal 1998. Revenues and operating losses, exclusive of the write-down, at the sites being closed were $2.9 million and $0.6 million, respectively, in fiscal 1997. In addition, underground and aboveground tank regulations, clean water legislation, and real estate transfer and financing transactions also influence demand for soil-remediation services.

    Waste-fluids Recycling Services
    -------------------------------

        The Company, through its Thermo Fluids subsidiary, collects, tests, processes, and recycles used motor oil and other industrial oils. In addition, the Company collects and recycles oily water and oil filters. Thermo Fluids has processing facilities in Phoenix and Tucson, Arizona; and Las Vegas, Nevada, from which Thermo Fluids operates a fleet of oil and water collection trucks to pick up waste oils and oily water. Each facility consists of a series of tanks set in protective enclosures used to store the fluids before processing. Processing of oil consists of straining, filtering, and blending. Once processed, the oil is sold as

                                        5PAGE
    burner fuel for a variety of industrial uses, including use in cement and asphalt kilns, industrial furnaces, and as "cutter stock" to make marine diesel fuel for large, oceangoing vessels. Water is processed to reclaim all usable oil and remove solid contaminants until the water meets sewer discharge standards.

        (ii) New Products
             ------------

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

        (iv) Patents, Licenses, and Trademarks

        The Company currently owns or has rights under licenses to a number of U.S. patents. Although the Company believes that patent protection provides it with competitive advantages with respect to certain portions of its business and will continue to seek patent protection when appropriate, the Company also believes that its business depends primarily upon trade secrets and the technical and marketing expertise of its personnel.

        The Company has a perpetual, exclusive, and royalty-free license from Thermo TerraTech to develop, own, and operate soil-remediation centers and to employ mobile remediation equipment incorporating Thermo TerraTech's technology throughout North America (other than in Massachusetts and New Hampshire).

        (v) Seasonal Influences

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

        (vii) Dependency on a Single Customer

        A substantial portion of the Company's nuclear services have been provided to the U.S. government. One subcontract for the U.S. government

                                        6PAGE
    accounted for approximately 5%, 10%, and 4% of the Company's total revenues in fiscal 1997, 1996, and 1995, respectively. All other U.S. government agencies accounted for 25%, 16%, and 26% of the Company's total revenues in fiscal 1997, 1996, and 1995, respectively.

        (viii) Backlog

        The Company's backlog of firm orders was approximately $36,927,000 and $20,963,000 as of March 29, 1997, and March 30, 1996, respectively. The Company believes that substantially all of the backlog at March 29, 1997, will be shipped or completed during the next 12 months. Soil-remediation and waste-fluids recycling services are provided on a current basis pursuant to purchase orders. Accordingly, there is no backlog for these services.

        (ix) Government Contracts

        See Dependency on a Single Customer.

        (x) Competition

        Each of ReTec's offices is engaged in highly competitive, regional markets. ReTec's competition consists of numerous small firms offering limited services, as well as much larger firms that offer an array of services. The principal competitive factors for ReTec are: reputation; experience; price; breadth and quality of services offered; and technical, managerial, and business proficiency.

        IEM Sealand competes with numerous regional or local companies as well as a number of national remediation contractors. IEM Sealand competes primarily based on price, as the vast majority of the contracts it seeks are awarded to the lowest bidder.

        Thermo Nutech faces competition from many large national competitors, and competes primarily on the basis of its proprietary technology and price.

        Competition in the soil-remediation business is intense. The Company's principal customers are landfills, including major landfill companies. The Company also currently competes with companies offering a wide range of disposal options, including other fixed-site, thermal-treatment facilities, operators of mobile thermal-treatment facilities, bioremediation and vapor-extraction technologies, and, in certain states, with asphalt plants and brick kilns that use the contaminated soil in their production processes. Competition in the soil-remediation market has always been highly localized, consisting mostly of single-site or single-unit operators. Competitive conditions limit the prices charged by the Company in each local market for soil-remediation services. Pricing is therefore a major competitive factor for the Company. The Company believes competition and price pressure will remain intense for the foreseeable future.


                                        7PAGE

        Thermo Fluids operates the largest fleet of collection vehicles in Arizona and Nevada. Thermo Fluids competes with numerous smaller and several larger collection companies in its current market primarily based on quality of service and price.

        (xi) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xii) Number of Employees

        As of March 29, 1997, the Company employed a total of 720 persons.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Not applicable.

    (e) Executive Officers of the Registrant

                                        Present Title (Fiscal Year First
    Name                     Age        Became Executive Officer)
    --------------------     ---        ------------------------------------
    Jeffrey L. Powell         38        President and Chief Executive
                                          Officer (1993)
    John N. Hatsopoulos       62        Chief Financial Officer and
                                          Vice President (1993)
    Robert W. Dunlap          60        Vice President (1996)
    Nels R. Johnson           46        Vice President (1995)
    James Lousararian         38        Vice President (1991)
    Norman A. Pedersen        39        Vice President (1997)
    Paul F. Kelleher          54        Chief Accounting Officer (1993)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers except Messrs. Johnson, Dunlap, and Pedersen have held comparable positions for at least five years, either with the Company, Thermo TerraTech, or Thermo Electron. Mr. Johnson has been Vice President of the Company since 1995. He has served as President of the Company's Thermo Nutech business since 1988. Mr. Dunlap has been Vice President of the Company since 1996 and has served as President of ReTec, which he helped found, since 1985. Mr. Pedersen has been Vice President of ReTec since 1995. He has also served as Director of Business Development for the Company and other Thermo Electron entities since 1991. Messrs. Powell, Lousararian, Johnson, Dunlap, and Pedersen are full-time employees of the Company. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

                                        8PAGE

    Item 2.  Properties

        The Company owns approximately 96 acres in Maryland, South Carolina, California, Florida, and Oregon, from which it provides soil-remediation services. The Company occupies approximately 22 acres in New York, Washington, California, Virginia, and South Carolina, pursuant to leases expiring in fiscal 1998 through 2006, from which it provides soil-remediation services. The Company also occupies approximately 12,000 square feet of office and engineering space in Florida, pursuant to a lease expiring in fiscal 1998.

        The Company occupies approximately 96,000 square feet, pursuant to leases expiring in fiscal 1998 through 2002, in Pennsylvania, Massachusetts, Washington, Colorado, Texas, Louisiana, Minnesota, New York, Indiana, California, and Virginia, from which it provides industrial remediation services.

        The Company leases approximately 22,500 square feet, pursuant to leases expiring in fiscal 1998 through 1999, in New Mexico and Tennessee, and owns approximately 34,000 square feet in New Mexico and California, for which it provides nuclear remediation services.

        The Company occupies an aggregate of approximately eight acres on two sites in Arizona and one site in Nevada consisting of office space, fluids-recycling and maintenance facilities, and sites for fluids storage tanks.

        The Company believes that these facilities are adequate for its present operations and that other suitable space is readily available if any of such leases are not extended.

    Item 3.  Legal Proceedings

        None.

    Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.




                                        9PAGE

                                     PART II


    Item 5.  Market for Registrant's Common Equity and Related Shareholder
             Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6.  Selected Financial Data

        The information concerning the Registrant's selected financial data is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8.  Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of March 29, 1997, are included in the Registrant's Fiscal 1997 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.


                                       10PAGE

                                    PART III


    Item 10.  Directors and Executive Officers of the Registrant

        The information concerning Directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


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

    (a,d)     Financial Statements and Schedules

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

              List of Financial Statements and Schedules Referenced in this
              Item 14

              Information incorporated by reference from Exhibit 13 filed herewith:

                 Consolidated Statement of Operations
                 Consolidated Balance Sheet
                 Consolidated Statement of Cash Flows
                 Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                 Report of Independent Public Accountants

              Financial Statements and Schedules filed herewith:


                 Financial Statements of Unconsolidated Subsidiary:
                 ReTec/Tetra L.C.

                 Schedule II: Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

    (b)       Reports on Form 8-K

              None.

    (c)       Exhibits

              See Exhibit Index on the page immediately preceding exhibits.


                                       12PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: June 6, 1997              THERMO REMEDIATION INC.



                                    By: Jeffrey L. Powell
                                        -------------------------
                                        Jeffrey L. Powell
                                        President and Chief Executive
                                          Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 6, 1997.

    Signature                         Title
    ---------                         -----

    By:Jeffrey L. Powell              President, Chief Executive Officer,
       ------------------------        and Director
       Jeffrey L. Powell

    By:John N. Hatsopoulos            Chief Financial Officer and
       ------------------------        Vice President
       John N. Hatsopoulos

    By:Paul F. Kelleher               Chief Accounting Officer
       ------------------------
       Paul F. Kelleher

    By:John P. Appleton               Chairman of the Board and Director
       ------------------------
       John P. Appleton

    By:Elias P. Gyftopoulos           Director
       ------------------------
       Elias P. Gyftopoulos

    By:Fred Holubow                   Director
       ------------------------
       Fred Holubow

    By:Theo Melas-Kyriazi             Director
       ------------------------
       Theo Melas-Kyriazi

    By:Frank E. Morris                Director
       ------------------------
       Frank E. Morris

    By:                                Director
       ------------------------
       William A. Rainville
                                       13PAGE

                         Report of Independent Auditors



    The Supervisory Board
    RETEC/TETRA L.C.


    We have audited the accompanying balance sheets of RETEC/TETRA L.C. (a Limited Liability Corporation) ("the Company") as of December 31, 1996 and 1995, and the related statements of operations, members' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RETEC/TETRA L.C. at December 31, 1996 and 1995, and the results of its operations and its cash flow for the years then ended, in conformity with generally accepted accounting principles.



                                                Ernst & Young LLP



    Houston, Texas
    February 27, 1997




                                       14PAGE

                                RETEC/TETRA L.C.
                                 BALANCE SHEETS

                                                        December 31
                                                 ---------------------------
                                                     1996           1995
                                                 -----------    ------------
    ASSETS
    Current assets:
      Cash                                       $   589,355    $   114,330
      Trade accounts receivable                    1,669,294      1,506,109
      Accounts receivable from parent
        corporations                                  19,981          4,139
      Prepaid expenses and other current assets      793,790        538,598
                                                 -----------    -----------
          Total current assets                     3,072,420      2,163,176

    Property, plant and equipment:
      Machinery and equipment                     17,966,893     13,881,832
      Automobiles and other equipment                475,673        360,679
      Construction in progress                     1,465,117      1,430,927
                                                 -----------    -----------
                                                  19,907,683     15,673,438
      Less accumulated depreciation               (7,645,348)    (4,475,376)
                                                 -----------    -----------
          Net property, plant and equipment       12,262,335     11,198,062

    Other assets:
      Technology, patents and licenses, net of
        accumulated amortization of $314,860
        in 1996 and $241,694 in 1995                 381,380        454,546
                                                 -----------    -----------
          Total assets                           $15,716,135    $13,815,784
                                                 ===========    ===========

    LIABILITIES AND MEMBERS' EQUITY
    Current liabilities:
      Trade accounts payable                     $   274,818    $ 1,035,316
      Payable to parent corporations                 129,853        270,114
      Accrued expenses                               574,009        368,874
      Current portion of notes payable             1,037,000        668,000
                                                 -----------    -----------
          Total current liabilities                2,015,680      2,342,304

    Long-term portion of notes payable             2,635,139      2,465,000

    Members' equity:
      Invested capital                             9,751,078      8,675,539
      Retained earnings                            1,314,238        332,941
                                                 -----------    -----------
          Total members' equity                   11,065,316      9,008,480
                                                 -----------    -----------
      Total liabilities and members' equity      $15,716,135    $13,815,784
                                                 ===========    ===========

                             See Accompanying Notes

                                       15PAGE

                                RETEC/TETRA L.C.
                            STATEMENTS OF OPERATIONS


                                                   Year Ended December 31
                                                 ---------------------------
                                                     1996           1995
                                                 -----------    -----------

    Revenues                                     $12,066,497    $ 9,417,408
    Cost of revenues                               9,040,440      8,176,145
                                                 -----------    -----------
    Gross profit                                   3,026,057      1,241,263

    General and administrative expenses            1,664,435      1,170,802
                                                 -----------    -----------
    Operating income                               1,361,622         70,461
    Other income                                      15,523              0
    Interest expense                                (386,843)      (163,165)
    Loss on sale of fixed assets                      (9,005)       (23,666)
                                                 -----------    -----------
    Net income (loss)                            $   981,297    $  (116,370)
                                                 ===========    ===========


                             See Accompanying Notes





                                       16PAGE

                                RETEC/TETRA L.C.
                          STATEMENTS OF MEMBERS' EQUITY


                                      TETRA       Remediation
                                  Technologies,  Technologies,
                                       Inc.           Inc.          Total
                                  -------------  -------------   -----------
    Balance at August 1, 1992

      Capital contribution          $   800,000   $ 2,375,539   $ 3,175,539

      1992 net loss                    (285,303)     (285,303)     (570,606)
                                    -----------   -----------   -----------
    Balance at December 31, 1992        514,697     2,090,236     2,604,933

      Capital contribution            2,400,000     1,900,000     4,300,000

      1993 net loss                    (124,225)     (124,224)     (248,449)
                                    -----------   -----------   -----------
    Balance at December 31, 1993      2,790,472     3,866,012     6,656,484

      Capital contribution              600,000       600,000     1,200,000

      1994 net income                   634,183       634,183     1,268,366
                                    -----------   -----------   -----------
    Balance at December 31, 1994      4,024,655     5,100,195     9,124,850

      1995 net loss                     (58,185)      (58,185)     (116,370)
                                    -----------   -----------   -----------
    Balance at December 31, 1995      3,966,470     5,042,010     9,008,480

      Capital contribution            1,075,539             0     1,075,539

      1996 net income                   490,649       490,648       981,297
                                    -----------   -----------   -----------
    Balance at December 31, 1996    $ 5,532,658   $ 5,532,658   $11,065,316
                                    ===========   ===========   ===========


                             See Accompanying Notes





                                       17PAGE

                                RETEC/TETRA L.C.
                            STATEMENTS OF CASH FLOWS


                                                    Year Ended December 31
                                                 ---------------------------
                                                     1996            1995
                                                 -----------     -----------
    Operating activities:
      Net income (loss)                          $   981,297    $  (116,370)
      Adjustments to reconcile net income (loss)
        to cash provided by operating activities:
          Depreciation and amortization            3,251,037      2,344,990
          Loss on the sale of fixed assets             9,005         23,666
          Changes in operating assets and
            liabilities:
              Accounts receivable                   (179,027)        37,957
              Prepaid expenses and other
                current assets                      (255,192)      (228,489)
              Trade accounts payable and accrued
                expenses                            (695,624)      (189,320)
                                                 -----------    -----------
      Net cash provided by operating activities    3,111,496      1,872,434

    Investing activities:
      Purchase of property, plant and equipment (4,252,649) (5,135,545) Purchase of patents, royalties and
        technologies                                       0        (26,357)
      Proceeds from sale of assets                     1,500         65,671
                                                 -----------    -----------
      Net cash used in investing activities       (4,251,149)    (5,096,231)

    Financing activities:
      Proceeds from long-term debt                 3,585,000      3,340,000
      Principal payments on long-term debt        (3,045,861)      (207,000)
      Capital contribution - TETRA                 1,075,539              0
                                                 -----------    -----------
      Net cash provided by financing activities    1,614,678      3,133,000
    Increase (decrease) in cash                      475,025        (90,797)

    Cash at beginning of period                      114,330        205,127
                                                 -----------    -----------
    Cash at end of period                        $   589,355    $   114,330
                                                 ===========    ===========

    Supplemental Cash Flow Information:
      Interest paid                              $   426,370    $   163,165


                             See Accompanying Notes


                                       18PAGE

                                RETEC/TETRA L.C.
                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 1996


    NOTE A -- ORGANIZATION AND OPERATIONS

        RETEC/TETRA L.C. ("the Company") was formed August 1, 1992 as a joint venture with RETEC/Thermal (RETEC), a wholly-owned subsidiary of Remediation Technologies, Inc., owning 50% and TETRA/Thermal, (TETRA) a wholly-owned subsidiary of TETRA Technologies, Inc., owning the other 50%. The Company installs and operates systems to process hazardous and non-hazardous wastes at petroleum refineries located primarily in the Gulf Coast region. In December 1995 Remediation Technologies, Inc. was acquired by Thermo Remediation Inc.


    NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Concentration of Credit Risk

        Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's policy is to evaluate, prior to contract signing, each customer's financial condition and determine the amount of open credit to be extended; generally collateral is not required. The trade receivables primarily include activity with major petroleum refinery companies.

    Property, Plant and Equipment

        Property, plant and equipment contributed by RETEC upon formation of the venture are stated at the value in the formation agreement and assets purchased subsequent are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The costs of repairs and maintenance are charged to operations as incurred. Assets contributed at the Company's formation are depreciated using a declining-balance method converting to the straight-line method. All assets acquired subsequent to formation are depreciated using the straight-line method. The estimated useful lives of assets are as follows:

         Machinery and Equipment             2 to 10 years
         Automobiles and other equipment     2 to  5 years

    Technology, Patents and Licenses

        Technology, patents and licenses, which relate to proprietary waste treatment processes contributed by RETEC, were estimated at the stated value in the formation agreement. Patents and licenses are amortized over the estimated useful lives generally ranging from five to ten years. Technologies are amortized over estimated useful lives from eight to ten years.


                                        19PAGE

                                RETEC/TETRA L.C.
                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 1996


    NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

    Income Taxes
        The Company has elected to be treated as a partnership for federal income tax purposes. RETEC and TETRA include their respective shares of the net income (loss) of the Company in their federal and state tax returns.

    Allocation of Joint Venture Profit and Loss

        In accordance with the formation agreement, net income (loss) is to be allocated to RETEC and TETRA in accordance with their partnership interests.

    Operating Leases

        The Company periodically enters into operating leases for various pieces of equipment and warehouse space. Aggregate rental expense under these agreements was $353,305 and $603,210 in 1996 and 1995, respectively. Minimum future annual lease payments under non-cancelable operating leases are as follows for the years ending December 31, 1997: - $72,188; 1998 - $51,385; 1999 - $31,868; 2000 - $3,591. The lease for warehouse space expires March 1997 but the Company expects to renew the lease.

    Use of Estimates

        Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

        In March 1995, The Financial Accounting Standards Board issued Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996 and the effect of adoption was not material.

    Financial Instruments

        The carrying amount of the Company's financial instruments approximate fair market value.
                                        20PAGE

                                RETEC/TETRA L.C.
                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 1996


    NOTE C -- CAPITAL CONTRIBUTIONS

        The Company was initially capitalized with TETRA contributing $800,000 in cash and RETEC contributing thermal plant equipment valued at $1,775,539 and thermal desorption process technology valued at $600,000. Each partner contributed $600,000 in 1994 and $1.4 million in 1993 in additional capital to fund the construction of two new projects. In September 1993, the Company acquired the assets of the Environmental Services Division of TRW for $1 million, with each partner contributing $500,000. Additionally, TETRA contributed $500,000 of working capital in 1993. In September 1996, TETRA contributed $1,075,540 toward the purchase of additional equipment to be used in future projects.


    NOTE D -- LONG-TERM DEBT

    Long-term debt consists of the following:
                                                              December 31
                                                           -----------------

                                                             (In thousands)
                                                              1996      1995
                                                           -------   -------
    Revolving credit agreement of $500,000 with
      an interest rate of prime and a commitment
      fee of 3/8% on the unused portion of the loan.
      The agreement expired December 15, 1996.             $     -   $     -
    Promissory note payable to Texas Commerce Bank
      at fixed interest rate of 8.05%, payable $100,000
      quarterly plus interest and due June 15, 2000.
      The note is secured by the underlying equipment
      and is guaranteed by both parent corporations.         1,401     1,898
    Promissory note payable to Texas Commerce Bank at
      prime interest rate, payable $65,000 quarterly
      plus interest and due October 15, 2000. The note
      is secured by the underlying equipment and is
      guaranteed by both parent corporations.                  575     1,235
    Promissory note payable to Texas Commerce Bank
      at prime interest rate, payable $94,250 quarterly
      plus interest and due May 20, 2001. The note is
      secured by the underlying equipment and is
      guaranteed by both parent corporations.                1,696         -
                                                           -------   -------
                                                             3,672     3,133

    Less: Current portion                                   (1,037)     (668)
                                                           -------   -------
                                                           $ 2,635   $ 2,465
                                                           =======   =======

                                        21PAGE

                                RETEC/TETRA L.C.
                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 1996


    NOTE D -- LONG-TERM DEBT (con't)
        Scheduled maturities for the next five years are as follows: (In thousands)

                  1997                          $ 1,037
                  1998                            1,037
                  1999                              832
                  2000                              578
                  2001                              188
                                                -------
                                                $ 3,672
                                                =======


    NOTE E -- RELATED-PARTY TRANSACTIONS

        The Company was billed approximately $1,305,577 in 1996 and $922,164 in 1995 by the owners, primarily TETRA, for administrative services and materials rendered on behalf of the Company.


    NOTE F -- COMMITMENTS AND CONTINGENCIES

        The Company is subject to litigation and other proceedings arising in the ordinary course of business. While the outcome of the litigation and other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.



                                        22PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermo Remediation Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Remediation Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 6, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    May 6, 1997


                                       23PAGE

 SCHEDULE II


                             THERMO REMEDIATION INC.

                        Valuation and Qualifying Accounts

                                 (In thousands)

                   Balance
                        at  Provision             Accounts              Balance
                 Beginning Charged to   Accounts  Written-               at End
 Description       of Year    Expense  Recovered       off  Other(b)    of Year
 ------------------------------------------------------------------------------
 Allowance for
   Doubtful Accounts

 Year Ended
   March 29, 1997    $ 786      $ 162      $   5     $(191)   $ 795     $1,557

 Year Ended
   March 30, 1996    $ 394      $(184)     $  12     $ (96)   $ 660     $  786

 Year Ended
   April 1, 1995     $ 415      $  15      $   -     $ (55)   $  19     $  394


 (a) Includes allowances of businesses acquired during the year as described in
     Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders.




                                       24PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
      2.1        Form of Agreement of Merger between Thermo Remediation
                 Inc. (California) and Thermo Remediation Inc.
                 (Delaware) (filed as Exhibit 2.1 to the Registrant's
                 Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

      2.2 Securities Purchase Agreement dated as of September 27, 1993, between TPS Technologies Inc. and the
                 Registrant (filed as Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

      2.3 Asset Transfer Agreement dated as of October 1, 1993, among Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.), TPS Technologies Inc., and the Registrant (filed as Exhibit 2.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

      2.4 Exclusive License Agreement dated as of October 1, 1993, among Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.), TPS Technologies Inc., and the Registrant (filed as Exhibit 2.4 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

      2.5 Non-Competition and Non-Disclosure Agreement dated as of October 1, 1993, among Thermo TerraTech Inc.
                 (formerly Thermo Process Systems Inc.)., TPS
                 Technologies Inc., and the Registrant (filed as
                 Exhibit 2.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

      3.1 Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration
                 Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

      3.2 Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

                 The Registrant hereby agrees, pursuant to Item
                 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission, upon request, a copy of each instrument with respect to long-term debt of the Company or its subsidiaries.

                                       25PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     10.1        Corporate Services Agreement dated June 1, 1992,
                 between Thermo Electron Corporation and the Registrant
                 (filed as Exhibit 10.1 to the Registrant's
                 Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit
                 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.3 Tax Allocation Agreement dated as of June 1, 1992, between Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) and the Registrant (filed as Exhibit
                 10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).
     10.4 Securities Purchase Agreement dated as of September 27, 1993, between Fred Holubow and the Registrant (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     10.5 Master Repurchase Agreement dated January 1, 1994, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.6 to the Registrant's
                 Registration Statement on Form S-1 [Reg. No. 33-77818] and incorporated herein by reference).

     10.6        Equity Incentive Plan of the Registrant (filed as
                 Exhibit 10.7 to the Registrant's Registration
                 Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

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


                                       26PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo
                 TerraTech for services rendered to the Registrant or to such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.45 to the Annual Report on Form 10-K of Thermo Electron for the year ended December 28, 1996 [File No. 1-8002] and
                 Thermo TerraTech's plans were filed as Exhibits 10.36 to 10.41 to the Annual Report on Form 10-K for the fiscal year ended March 29, 1997 [File No. 1-9549] and are incorporated herein by reference.

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

     10.12 Note dated December 24, 1994, from Thermo Remediation Inc. to Thermo Electron Corporation (filed as Exhibit
                 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-12636] and incorporated herein by reference).

     10.13 Asset Purchase Agreement dated as of November 19, 1993, by and among All Western Oil, Inc. and certain affiliates thereof and Thermo Fluids Inc. (filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).


                                       27PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     10.14       First Addendum to Asset Purchase Agreement dated as of
                 August 7, 1994, among All Western Oil, Inc. and certain affiliates thereof and Thermo Fluids Inc.
                 (filed as Exhibit 10.1 to the Registrant's Quarterly
                 Report on Form 10-Q for the fiscal quarter ended
                 October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

     10.15 Promissory Note in the principal amount of $700,000, dated August 7, 1994 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

     10.16 Security Agreement dated as of August 7, 1994, among All Western Oil, Inc. et al. and Thermo Fluids Inc. (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

     10.17 Purchase and Sale Agreement dated as of December 20, 1994 by and among TPS Technologies Inc., TPST Soil Recyclers of Maryland Inc., Rafich Corporation, Harry Ratrie, John C. Cyphers, and J. Thomas Hood (filed as
                 Exhibit 1 to the Registrant's Current Report on Form 8-K for the events occurring on December 21, 1994 [File No. 1-12636] and incorporated herein by reference).

     10.18 Master Reimbursement Agreement dated January 1, 1994, between the Registrant, Thermo Electron Corporation, and Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) (filed as Exhibit 10.22 to Thermo TerraTech's Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

     10.19 Agreement and Plan of Merger dated as of the 1st day of December, 1995, by and among the Registrant, TRI Acquisition Inc. and Remediation Technologies, Inc. (filed as Exhibit 2(a) to Thermo TerraTech's Current Report on Form 8-K relating to the events occurring on December 8, 1995 [File No. 1-9549] and incorporated herein by reference).


                                       28PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     10.20       Agreement and Plan of Merger dated as of June 28,
                 1995, by and among the Thermo TerraTech Inc. Eberline
                 Acquisition Inc., the Registrant and Eberline Holdings
                 Inc. (filed as Appendix B to the Registrant's Proxy
                 Statement for the Annual Meeting held on December 13,
                 1995 [File No. 1-12636] and incorporated herein by reference).

     10.21       Restated Stock Holdings Assistance Plan and Form of
                 Executive Loan.

     11          Statement re: Computation of Earnings (Loss) per
                 Share.

     13 Annual Report to Shareholders for the fiscal year ended March 29, 1997 (only those portions incorporated herein by reference).

     21          Subsidiaries of the Registrant.

     23.1        Consent of Arthur Andersen LLP.

     23.2        Consent of Ernst & Young LLP.

     27          Financial Data Schedule.