Form 10-K/A
period 1996-12-28
THERMO REMEDIATION INC
filed 1997-07-25
CIK 913771

ATTACHMENT A

        DIRECTORS

             Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporations, Thermo TerraTech Inc. ("Thermo TerraTech") and Thermo Electron Corporation ("Thermo Electron"), is reported under the caption "Stock Ownership."

        John P.         Dr. Appleton, 62, has been the  Chairman of the
        Appleton        Board and a  director of the  Corporation since
                        1993.   He  also  served as  the  Corporation's
                        chief executive officer from  September 1993 to
                        May 1997.   Dr.  Appleton  has been  president,
                        chief executive officer and a director of Thermo TerraTech since September 1993, and has served as a vice president of Thermo Electron since 1975 in various managerial capacities.

        Elias P.        Dr. Gyftopoulos, 70, has been a director of the
        Gyftopoulos     Corporation since  1994   .    Dr. Gyftopoulos
                        Professor   Emeritus   of   the   Massachusetts
                        Institute of Technology, where he  was the Ford
                        Professor  of  Mechanical  Engineering  and  of
                        Nuclear Engineering for more  than twenty years
                        until his retirement in 1996 .  Dr.  Gyftopoulos
                        is also a  director of Thermo  Electron, Thermo
                        BioAnalysis Corporation,  Thermo  Cardiosystems
                        Inc.,     ThermoLase   Corporation,  ThermoSpect
                        Corporation,  Thermo  Voltek  Corp.     and   Tr
                        Medical Corporation.
        Fred Holubow    Mr. Holubow,  58, has  been a  director of  the
                        Corporation since 1992.   Mr. Holubow  has been
                        vice  president   of  Pegasus   Associates,  an
                        investment management firm, for more than five years.
PAGE

        Theo            Mr. Melas-Kyriazi, 38,  has been a  director of
        Melas-Kyriazi   the Corporation since 1992.   Mr. Melas-Kyriazi
                        has been president and  chief executive officer
                        and a  director  of ThermoSpectra  Corporation,
                        which  develops   and  manufactures   precision
                        imaging, inspection and measurement instruments
                        based  on   high-speed  data   acquisition  and
                        digital  processing  technologies,   since  its
                        inception in August 1994. Mr. Melas-Kyriazi was
                        Treasurer of Thermo  Electron from May  1988 to
                        August 1994 and Treasurer of Thermo Remediation
                        from 1991 to 1994.  Mr. Melas-Kyriazi is also a
                        director  of   ThermoSpectra  Corporation   and
                        Thermo Voltek Corp.

        Frank E. Morris Dr. Morris,  73,  has been  a  director of  the
                        Corporation since 1993.   Dr. Morris  served as
                        president of the Federal Reserve Bank of Boston
                        from 1968 until he retired in 1988.  Dr. Morris
                        also served as  the Peter Drucker  Professor of
                        Management at Boston College from 1989 to 1994.
                        Dr. Morris is a director of Thermo Electron and
                        is a trustee of  SEI Mutual Funds,  The Capitol
                        Mutual Funds, FFB  Lexicon Funds and  The Arbor
                        Fund.
        Jeffrey L.      Mr.  Powell,  39,  has  been  president  and  a
        Powell          director  of  the  Corporation  since  December
                        1991, and was named chief  executive officer in
                        May 1997.
        William A.      Mr. Rainville, 55, has  been a director  of the
        Rainville       Corporation since June 1993.  Mr. Rainville has
                        been President and  Chief Executive  Officer of
                        Thermo  Fibertek   Inc.,   a   majority   owned
                        subsidiary of Thermo Electron that develops and
                        manufactures equipment  and  products  for  the
                        paper making  and  paper recycling  industries,
                        since its inception in 1991, and  a Senior Vice
                        President of Thermo  Electron since  March 1993
                        and a  Vice President  of Thermo  Electron from
                        1986 to 1993.   From  1984 until  January 1993,
                        Mr.  Rainville  was  the  President  and  Chief
                        Executive  Officer   of  Thermo   Electron  Web
                        Systems Inc., a  subsidiary of  Thermo Fibertek
                        Inc.   Mr.  Rainville  is  also a  director  of
                        Thermo  Ecotek  Corporation,   Thermo  Fibergen
                        Inc.,   Thermo   Fibertek   Inc.   and   Thermo
                        TerraTech.

        Committees of the Board of Directors and Meetings

             The Board of  Directors has established  an Audit  Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are
        Mr. Holubow  (Chairman)  and Dr.  Morris.   The  Audit  Committee
                                        2
PAGE
        reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion.
        The present members of the Human Resources Committee are Dr. Morris (Chairman), Dr. Gyftopoulos and Mr. Holubow. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors.  The Board of  Directors met five  times,
        the Audit Committee met twice     and the Human Resources Committee
        met seven times       during fiscal 1997.   Each director attended  at
        least 75% of all meetings of the Board of Directors and Committees on which he served held during fiscal 1997.

        Compensation of Directors

        Cash Compensation

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

        Deferred Compensation Plan for Directors

             Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the Board of Directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo TerraTech or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo TerraTech or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any
                                        3
PAGE
        such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 37,500 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of June 28, 1997, deferred units equal to 5,784 full shares of Common Stock were accumulated under the Deferred Compensation Plan.

        Directors Stock Option Plan

             The Corporation's directors stock option plan, which was amended in 1995, (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock of the Corporation to outside directors as additional compensation for their service as directors.

             The Directors Plan originally provided for the grant of stock options upon a director's initial appointment. Outside directors appointed before the amendment of the plan received an option to purchase 22,500 shares of Common Stock upon their appointment or election. The amended plan provides that the size of the award to new directors is reduced by 4,500 shares each year until 1998, when the initial grant for new directors will be eliminated entirely. Accordingly, directors first appointed or elected in 1997 will receive options to purchase 13,500 shares and directors first appointed or elected in 1998 and thereafter will not receive an initial option grant. Options granted upon a director's election or appointment may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the fifth anniversary of the grant date. Such options are subject to restrictions on resale and to the repurchase by the Corporation of the shares subject to option at the exercise price if the director ceases to serve as a director of the Corporation, Thermo Electron or any subsidiary of Thermo Electron, for any reason other than death. The restriction and repurchase rights lapse in equal installments of 4,500 shares starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company prior to that date.

             Commencing with the 1998 Annual Meeting of Stockholders, outside directors will receive an annual grant of options to purchase 1,000 shares of Common Stock pursuant to the Directors Plan at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or
                                        4
PAGE
        any other Thermo Electron company prior to the first anniversary of the grant date.

             The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of June 28, 1997, options to purchase 72,000 shares of Common Stock had been granted and were outstanding
        under  the  Directors  Plan,  no  options  had  lapsed  or   been
        exercised, and options to purchase   78,000 shares of Common Stock
        were reserved and available for grant under the Directors Plan.

        Stock Ownership Policies for Directors

             During fiscal 1997, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1997.

             In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

        STOCK OWNERSHIP

             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo TerraTech and Thermo Electron, as of June 28, 1997, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and
        (iv) all directors and current executive officers as a group.

             While certain directors or executive officers of the Corporation are also directors or executive officers of Thermo Electron or Thermo TerraTech, all such persons disclaim

                                        5
PAGE
        beneficial ownership of the shares of Common Stock owned by Thermo TerraTech or Thermo Electron.








                                   Thermo        Thermo        Thermo
                                                Electron     TerraTech

               Name (1)          Remediation   Corporation    Inc. (4)
               --------          -----------   -----------    --------
                                  Inc. (2)         (3)
                                  --------         ---

        Thermo TerraTech Inc.(5)    8,891,460           N/A          N/A


        William Harris              1,088,562           N/A          N/A
        Investors, Inc. (6)

        John P. Appleton               63,000       144,749      216,989

        Robert W. Dunlap               95,848        10,000       10,000

        Elias P. Gyftopoulos           27,600        71,070        1,500

        Fred Holubow                   53,764         6,000       16,500

        Nels R. Johnson                30,688        21,752       12,958

        James Lousararian              82,841         7,637       27,226

        Theo Melas-Kyriazi             22,500       161,404       10,319

        Frank E. Morris                27,301        23,910        1,500

        Jeffrey L. Powell             111,000        41,287       82,835

        William A. Rainville           24,000       249,292       60,000

        All directors and
        executive
        officers as a group
        (13 persons)                  606,345     1,518,508      529,417



        (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

        (2)  Shares beneficially owned by Dr. Appleton, Dr.  Gyftopoulos,
        Mr. Holubow, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Dr. Morris, Mr. Powell, Mr. Rainville and all directors and current
        executive officers  as a  group include       63,000, 27,600,  24,450,
        30,250, 80,500,  22,500,  24,450,  111,000,  22,500  and  476,750
        shares, respectively, that such person or group has the right to acquire within 60 days of June 28, 1997, through the exercise of
        stock options.   Shares beneficially  owned by  Mr. Holubow,  Dr.
        Morris and  all directors  and current  executive officers  as  a
        group include 2,932, 2,851  and 5,783    shares, respectively, that
        had been allocated through June 28, 1997, to their respective accounts maintained under the Corporation's Deferred Compensation
        Plan for  Directors.   Shares beneficially  owned by  Dr.  Dunlap
        include 16,527         shares of  the Corporation's  common stock  being
        held in an escrow account  in connection with the acquisition  by the Corporation of Remediation Technologies, Inc. on December  8,
        1995, to secure indemnification obligations of Mr. Dunlap in connection with such acquisition, as well as warrants to purchase
        23,962 shares of the Corporation's common stock, of which warrants to purchase 5,509 shares are likewise being held in escrow. No director or current executive officer beneficially owned more than 1% of the Common Stock outstanding as of June 28,
        1997;  all   directors  and   executive  officers   as  a   group
        beneficially owned 4.7% of the Common Stock outstanding as of such date.

        (3) Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Mr. Dunlap, Dr. Gyftopoulos, Mr. Johnson, Mr. Lousararian, Mr. Melas-Kyriazi, Dr. Morris, Mr. Powell, Mr. Rainville and all directors and current executive officers as a group include 107,257, 10,000, 9,375, 16,882, 4,275, 120,072,
        9,375, 35,012, 197,236 and  1,146,556 shares, respectively,  that such person or group has the right to acquire within 60 days of June 28, 1997, through the exercise of stock options. Shares beneficially owned by all directors and current executive officers as a group include 3,674 full shares allocated through June 28, 1997, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were as of June 28, 1997, executive officers of Thermo Electron ("ESOP"). Shares beneficially owned by Dr. Morris and all directors and current executive officers as a group each include 11,120 shares
                                        6
PAGE
        allocated through June 28, 1997, to Dr. Morris's account maintained pursuant to Thermo Electron's Deferred Compensation Plan for directors. Shares beneficially owned by Dr. Morris include 3,415 shares owned by his spouse. No director or current executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of June 28, 1997; all directors and current executive officers as a group beneficially owned approximately 1.0% of the Thermo Electron common stock outstanding as of such date.

        (4)  Shares of the common stock of Thermo TerraTech  beneficially owned by Dr. Appleton, Mr. Dunlap, Dr. Gyftopoulos, Mr.  Johnson,
        Mr. Lousararian, Mr. Melas-Kyriazi, Dr. Morris, Mr. Powell, Mr. Rainville and all directors and current executive officers as a group include  215,000, 10,000,  1,500, 12,000,  27,000,  10,000,
        1,500, 63,000, 60,000 and 461,000 shares, respectively, that such person or group has the right to acquire within 60 days of June
        28,  1997,  through  the  exercise  of  stock  options.    Shares
        beneficially owned by Mr. Holubow and all directors and current executive officers as a group include 16,500 and 29,000 shares, respectively, that such person or group has the right to acquire
        within 60 days of       June 28, 1997, through  the exercise of stock
        purchase warrants acquired in connection with private  placements of the securities of Thermo TerraTech and one or more of the Corporation's subsidiaries on terms identical to terms granted to
        unaffiliated  investors.    Shares  beneficially  owned  by   Dr.
        Appleton and all  directors and current  executive officers as  a
        group include 255  and 909      full shares, respectively,  allocated
        through June  28, 1997  to accounts  maintained pursuant  to  the
        ESOP.    Except   for  Dr.  Appleton,   who  beneficially   owned
        approximately 1.2% of the common stock of Thermo TerraTech outstanding as of June 28, 1997, no director or current executive officer beneficially owned more than 1% of such common stock outstanding as of June 28, 1997; all directors and current
        executive officers  as a  group beneficially  owned        2.9% of  the
        Common Stock outstanding as of such date.

        (5)  Includes  269,492  shares  of   Common  Stock  that   Thermo
        TerraTech has the right to acquire within 60 days of June 28, 1997, through the conversion of certain convertible notes of the
        Corporation held  by Thermo  TerraTech.   As  of June  28,  1997,
        Thermo TerraTech beneficially owned  approximately 70.59%    of the
        outstanding Common Stock.   Thermo TerraTech's  address is  12068
        Market Street, Livonia,  Michigan 48150.   As of  June 28,  1997,
        Thermo Terra Tech had  the power to elect  all of the members  of
        the Corporation's Board  of Directors.    Thermo  TerraTech is  a
        majority owned subsidiary of Thermo Electron and, therefore, Thermo Electron may be deemed a beneficial owner of the shares of
        Common Stock  beneficially owned  by  Thermo TerraTech.    Thermo
        Electron disclaims beneficial ownership of these shares.

        (6) Based on information provided in the Schedule 13G of William Harris Investors, Inc. ("Harris") dated February 3 1997, these shares of Common Stock have been acquired by Harris on behalf of
                                        7
PAGE
        unidentified discretionary clients  of  Harris.   Harris  is  a
        investment adviser registered under Section 203 of the Investment Adviser Act of 1940, as amended. Its address is 2 North LaSalle Street, Suite 300, Chicago, Illinois 60602.


















































                                        8
PAGE

        Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo TerraTech and Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1997, except in the following instances. Mr. James Lousararian, a Vice President of the Corporation, filed a Form 5 late reporting one exempt purchase of Common Stock under the Corporation's employee stock purchase plan. Thermo TerraTech filed two Forms 4 late reporting two transactions associated with the exercise and lapse of options granted to employees to purchase shares of Common Stock under its stock option program. Thermo Electron filed six Forms 4 late, reporting a total of six transactions, including the two transactions described above for Thermo TerraTech, one open market purchase of shares of Common Stock and three additional transactions associated with the grant to employees of options to purchase shares of Common Stock under its stock option program.

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








                                Summary Compensation Table



                                 Annual Compensation   Long Term
                                 ------------------    Compensation
                                                       ------------
                                                       Securities
                                                       Underlying
                                                        Options        All Other
        Name and           Fiscal                     (No. of Shares
        Principal Position Year    Salary    Bonus  and Company) (1)   Compensation
        ------------------ ----    ------    -----  ---------------- ------------
                                                                                           (2)



        John P. Appleton(3)1997   $36,750    $20,000      --            $6,919
          Chief Executive  1996   $33,750    $20,000      --            $6,919
          Officer

                           1995    $7,313     $5,000  30,000(TTT)      $11,171

        Jeffrey L. Powell  1997  $122,000    $40,000     600(TMO)       $7,023
         (4 )
        President and                                  2,000(TFG)
        Chief
        Operating Officer                               6,000(TOC)
                           1996  $116,000    $60,000     300(TMO)       $6,646

                                                       2,000(TBA)
                                                       5,000(TLZ)
                                                       2,000(TLT)

                                                       6,000(TMQ)
                                                       2,000(TSR)
                                                       4,000(TXM)
PAGE





                           1995  $108,000    $63,500  15,000(THN)       $6,828

                                                      10,000(TTT)
                                                      22,275(TMO)
        James Lousararian  1997  $106,000    $25,000  10,000(THN)       $6,567
         Vice President,   1996  $102,000    $33,000      --            $6,636
         Sales
         and Marketing     1995   $96,000    $49,500  10,500(THN)       $6,078
                                                       4,000(TTT)

        Nels R. Johnson    1997   $97,300    $28,000   8,000(THN)       $5,275
        (5)
         Vice President                                  900(TMO)
                           1996   $93,600    $25,000  20,000(THN)       $4,730

        Robert W. Dunlap   1997  $165,000    $35,000  10,000(TTT)
        (6)
          Vice President                              10,000(TMO)       $5,088










        (1) In addition to grants of options to purchase shares of Common Stock of the Corporation (designated in the table as THN), the named executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock
                                        9
PAGE
        option program. Options have been granted during the last three fiscal years to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo TerraTech Inc. (designated in the table as
        TTT), Thermo BioAnalysis Corporation (designated in the table  as
        TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), and Trex Medical Corporation (designated in the table as TXM).

        (2) Represents the amount of matching contributions made by the individual's employer on behalf of named executive officers participating in the Thermo Electron 401(k) plan.

        (3) Dr. Appleton served as the Corporation's chief executive officer from 1993 until May 14, 1997. Dr. Appleton is also a vice president of Thermo Electron and president and chief executive officer of Thermo TerraTech. A portion of Dr. Appleton's annual cash compensation (salary and bonus) has been allocated to and paid by each of the Corporation, Thermo Electron and Thermo TerraTech over each of the past three fiscal years as compensation for the services provided to these companies based on the time he devoted to his responsibilities to these companies. The annual cash compensation reported in the table for Dr. Appleton represents the amount paid from all sources, including the Corporation, solely for Dr. Appleton's services as the chief executive officer of the Corporation. For fiscal 1997, 1996 and 1995, approximately 20%, 20% and 5%, respectively, of Dr. Appleton's annual cash compensation was paid by the
        Corporation for his services as its chief executive officer. Bonuses paid to Dr. Appleton reflect compensation decisions based on calendar year performance, in accordance with Thermo Electron's compensation practices for its officers. Dr. Appleton has served as an officer of Thermo Electron since 1975 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.

        (4) Mr. Powell was appointed chief executive officer of the Corporation on May 14, 1997.

        (5) Mr. Johnson was appointed an executive officer of the Corporation on June 30, 1995.

        (6) Mr. Dunlap was appointed an executive officer of the Corporation on May 8, 1996.

                                       10
PAGE

        Stock Options Granted During Fiscal 1997

             The following table sets forth information concerning individual grants of stock options made during fiscal 1997 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1997.

             Dr. Appleton  has  served  as a  vice  president  of  Thermo
        Electron since 1975 and from time to time has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation. These options
        are  not  reported  in  this  table  as  they  were  granted   as
        compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive
        officer of the Corporation.     During fiscal  1997, no options  to
        purchase Common Stock were granted to Dr. Appleton.




































                                       11
PAGE




                                   Option Grants in Fiscal 1997



                                 Percent of                         Potential Realizable
                    Number of    Percent of                         Value at Assumed
                    Securities   Total Options                      Annual Rates of Stock
                    Underlying   Granted to   Exercise              Price Appreciation for
                    Options      Employees in Price Per Expiration  Option Term (2)
Name                Granted (1)  Fiscal Year   Share     Date       5%       10%
----                -----------  -----------   -----     ----       --       ---
Jeffrey L. Powell      600 (TMO)    0.06% (3)   $42.79    05/22/99   $4,044    $8,496

                     2,000 (TFG)     0.4% (3)   $10.00    09/12/08  $15,920  $ 42,760
                     6,000 (TOC)     0.2% (3)   $12.00    04/09/08  $57,300  $153,960
James Lousararian   10,000 (THN)     1.8%       $10.00    10/30/08  $79,600  $213,800

Nels R. Johnson      8,000 (THN)     1.4%       $10.00    10/30/08  $63,680  $171,040
                       900 (TMO)    0.09% (3)   $42.79    05/22/99   $6,066   $12,744

Robert W. Dunlap    10,000 (TMO)     3.4% (3)   $10.40    10/30/08  $82,800  $222,400
                    10,000 (THN)     1.0%       $36.05    12/03/08 $286,900  $770,900



         (1) In addition to the grant of options to purchase Common Stock of the Corporation (THN), options have been granted during fiscal
        1997 to the named executive officers as part of Thermo Electron's
        stock option  program  to purchase  the  common stock  of        Thermo
        Electron (TMO), Thermo Fibergen Inc. (TFG) and Thermo Optek Corporation (TOC). All of the options granted during the fiscal year are immediately exercisable  at the date of  grant.  In  all
        cases,  the  shares  acquired   upon  exercise  are  subject   to
        repurchase by the granting corporation  at the exercise price  if the optionee ceases  to be  employed by such  corporation or  any other Thermo  Electron  company.  The  granting  corporation  may exercise its  repurchase  rights  within  six  months  after  the
        termination of the  optionee's employment.   For publicly  traded
        companies, the repurchase rights  generally lapse ratably over  a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo
        Electron company.    The  granting  corporation  may  permit  the
        holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the applicable corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

        (3) These options were granted under stock option plans maintained by Thermo Electron or its subsidiaries as part of Thermo Electron's compensation program and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

        Stock Options Exercised  During Fiscal   1997 and  Fiscal Year-End
        Option Values

             The following table reports certain information regarding stock option exercises during fiscal 1997 and outstanding stock options held at the end of fiscal 1997 by the Corporation's chief executive officer and the other named executive officers. No

                                       12
PAGE
        stock appreciation rights were exercised or were outstanding during fiscal 1997.










        Aggregated Option Exercises In Fiscal 1997 And Fiscal 1997 Year-End Option Values


                                                   Number of
                                                   Unexercised
                              Shares               Options at Fiscal      Value of
                              Acquired             Year-End               Unexercised
                              on          Value    (Exercisable/          In-the-Money
Name             Company      Exercise    Realized Unexercisable) (1)     Options
----             -------      --------    -------- ------------------     -------
John P.Appleton  Thermo
(2)               Remediation     --           --   63,000 /--            $12,285 /--


Jeffrey L.Powell   Thermo
                    Remediation   --           --  111,000 /--            $18,720 /--
                   Thermo
                    TerraTech     --           --   63,000 /--   (3)       $74,785 /--
                   Thermo
                    Electron   5,062     $126,955   34,312 /--   (4)      $470,330 /--


                   Thermo
                    BioAnalysis   --           --    2,000 /--                  $0 /--
                   Thermo
                    Fibergen      --           --    2,000 /--                  $0 /--
                   Thermo
                    Fibertek      --           --    4,500 /--             $32,625 /--

                   ThermoLase     --           --    5,000 /--                  $0 /--

                   ThermoLyte     --           --       -- /2,000               -- /$0  (5)

PAGE


                   Thermo Optek   --           --    6,000 /--          $3,000 /--


                   ThermoQuest    --           --    6,000 /--          $9,000 /--

                   Thermo Sentron --           --    2,000 /--              $0 /--

                   Trex Medical   --           --    4,000 /--          $2,500 /--


James Lousararian  Thermo
                    Remediation   --           --   80,500 /--         $11,700 /--

                   Thermo
                    TerraTech  11,250     $95,400   27,000 /--   (3)   $38,665 /--

                   Thermo
                    Electron       --          --    4,275 /--         $72,702 /--

                   Thermo
                    Fibertek       --          --   $4,500 /--         $32,625 /--

Nels R. Johnson    Thermo
                    Remediation    --          --   30,250 /--            $439 /--

                   Thermo
                    TerraTech      --          --   12,000 /--          $5,340 /--

                   Thermo
                    Electron       --          --   16,082 /--        $279,182 /--

                   Thermo
                    Instruments    --          --   20,625 /--        $396,696 /--

                   Thermo
                    Spectra        --          --      600 /--          $2,250 /--

Robert Dunlap      Thermo
                    TerraTech      --          --   10,000 /--              $0 /--

                   Thermo
                    Electron       --          --   10,000 /--              $0 /--






        (1) All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years from the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date.

        (2) Dr. Appleton has served as a vice president of Thermo Electron since 1975 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.

        (3) Options to purchase 15,000 and 9,000 shares of the common stock of Thermo TerraTech held by Mr. Powell and Mr. Lousararian, respectively, are subject to the same terms described in footnote
        (1), except that in the event of the optionee's voluntary resignation or discharge for cause prior to February 8, 1998, all of the shares acquired upon exercise of these options are subject to repurchase by Thermo TerraTech at the exercise price. In addition, all shares acquired upon the exercise of these options are subject to restrictions on resale until February 8, 1998.

        (4) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Powell are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the
                                       13
PAGE
        granting corporation shall be deemed to lapse ratably over a five-year period commencing with the fifth anniversary of the grant date.

        (5) No public market existed for the shares underlying these options as of June 28, 1997. Accordingly, no value in excess of exercise price has been attributed to these options.

        Severance Agreements

             Thermo Electron has entered into severance agreements with several key employees, including Dr. Appleton. These agreements provide severance benefits if there is a change in control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or one of its majority-owned subsidiaries is terminated, for whatever reason, within one year thereafter. For purposes of the severance agreements, a change in control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the board of directors of Thermo Electron, (ii) the failure of the board of directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the board of directors of Thermo Electron determines constitutes an effective change of control of Thermo Electron. The benefit under these agreements is stated as an initial percentage which was established by the Board of Directors of Thermo Electron and is generally based upon the employee's age and length of service with Thermo Electron at the time of severance. Benefits are to be paid over a five-year period. The benefit to be paid in the first year is determined by applying this percentage to the employee's highest annual total remuneration in any 12-month period during the preceding three years. This benefit is reduced by 10% in each of the succeeding four years in which benefits are paid. The initial percentage to be so applied to Dr. Appleton is 40.1%. Assuming that severance benefits would have been payable under such agreements as of March 29, 1997, Dr. Appleton would have received approximately $119,906 in the first year thereof from Thermo Electron.

        RELATIONSHIP WITH AFFILIATES

             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo TerraTech has created the Corporation as a publicly held subsidiary, and Thermo Electron and certain of its subsidiaries have created several other privately and publicly held subsidiaries. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other
                                       14
PAGE
        majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

             Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their mutual affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

             The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including
                                       15
PAGE
        the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

             As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services for fiscal 1997. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1997, Thermo Electron assessed the Corporation $1,148,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.


                                       16
PAGE

             As of March 29, 1997, $19,674,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

             As of March 29, 1997, the Corporation owed Thermo TerraTech $2,650,000.

             Thermo TerraTech  owned approximately  70.6%       of the  Common
        Stock outstanding as of June 28, 1997.

        Stock Holding Assistance Plan

             In fiscal  1997, the  Corporation  adopted a  stock  holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a stock holding assistance plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. Loans will be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Human
        Resources Committee of the Board of Directors. No such loans were outstanding in fiscal 1997.


        AA972050021