Form 10-Q
period 1997-06-28
THERMO REMEDIATION INC
filed 1997-08-05
CIK 913771

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                  --------------------------------------------

                                   FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                    Outstanding at July 25, 1997
       ----------------------------        ----------------------------
       Common Stock, $.01 par value                   12,327,061
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMO REMEDIATION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                         June 28,   March 29,
    (In thousands)                                           1997        1997
    -------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                          $  8,702    $ 18,600
      Short-term available-for-sale investments, at
        quoted market value (amortized cost of $4,054
        and $4,096)                                         4,060       4,101
      Accounts receivable, less allowances of $1,526
        and $1,557                                         22,953      21,631
      Unbilled contract costs and fees                     10,141       5,685
      Prepaid income taxes                                  3,387       3,348
      Prepaid expenses                                      2,404       1,820
      Due from parent company and Thermo Electron             501         321
                                                         --------    --------
                                                           52,148      55,506
                                                         --------    --------

    Property, Plant, and Equipment, at Cost                51,656      54,958
      Less: Accumulated depreciation and amortization      17,156      18,444
                                                         --------    --------
                                                           34,500      36,514
                                                         --------    --------

    Other Assets                                           15,540      13,403
                                                         --------    --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                                   30,157      29,588
                                                         --------    --------
                                                         $132,345    $135,011
                                                         ========    ========

                                        2PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                        June 28,   March 29,
    (In thousands except share amounts)                     1997        1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                  $  6,095    $  7,359
      Accrued payroll and employee benefits                3,659       3,566
      Deferred revenue                                     1,167       1,391
      Billings in excess of revenues earned                  800         879
      Accrued interest                                       321         784
      Accrued income taxes                                   255         286
      Other accrued expenses                               2,708       2,281
                                                        --------    --------
                                                          15,005      16,546
                                                        --------    --------

    Deferred Income Taxes                                  3,035       3,035
                                                        --------    --------
    Long-term Obligations:
      4 7/8% Subordinated convertible debentures          37,950      37,950
      3 7/8% Subordinated convertible note, due to
        parent company                                     2,650       2,650
                                                        --------    --------
                                                          40,600      40,600
                                                        --------    --------
    Shareholders' Investment:
      Common stock, $.01 par value, 50,000,000 shares
        authorized; 13,388,073 shares issued                 134         134
      Capital in excess of par value                      85,384      85,402
      Retained earnings                                   (2,752)     (3,328)
      Treasury stock at cost, 1,061,012 and 823,741
        shares                                            (9,064)     (7,382)
      Net unrealized gain on available-for-sale
        investments                                            3           4
                                                        --------    --------
                                                          73,705      74,830
                                                        --------    --------
                                                        $132,345    $135,011
                                                        ========    ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                    -----------------------
                                                    June 28,       June 29,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $28,204        $23,520
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                23,833         19,038
      Selling, general, and administrative expenses    3,120          2,902
      New business development expenses                  222            296
                                                     -------        -------
                                                      27,175         22,236
                                                     -------        -------

    Operating Income                                   1,029          1,284

    Interest Income                                      294            491
    Interest Expense (includes $26 to related party
      in fiscal 1998 and 1997)                          (563)          (550)
    Equity in Earnings of Unconsolidated Subsidiary      118            279
    Gain on Sale of Investments                            -            140
    Other Income                                         204              -
                                                     -------        -------

    Income Before Provision for Income Taxes           1,082          1,644
    Provision for Income Taxes                           506            616
                                                     -------        -------
    Net Income                                       $   576        $ 1,028
                                                     =======        =======
    Earnings per Share                               $   .05        $   .08
                                                     =======        =======
    Weighted Average Shares                           12,492         13,254
                                                     =======        =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                             THERMO REMEDIATION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                     Three Months Ended
                                                   -----------------------
                                                   June 28,       June 29,
    (In thousands)                                     1997           1996
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                   $    576       $  1,028
        Adjustments to reconcile net income to net
          cash (used in) provided by operating
          activities:
            Depreciation and amortization             1,645          1,277
            Equity in earnings of unconsolidated
              subsidiary                               (118)          (279)
            Gain on sale of investments                   -           (140)
            Provision for losses on accounts
              receivable                                 13             84
            Gain on sale of property, plant, and
              equipment                                (204)             -
            Other noncash expenses (income)             (15)           405
            Changes in current accounts, excluding
              the effects of acquisitions:
                Accounts receivable                  (1,291)          (235)
                Due from parent company and Thermo
                  Electron                             (180)        (1,807)
                Other current assets                 (4,723)        (1,232)
                Billings in excess of revenues
                  earned                                (79)          (348)
                Accrued interest                       (463)          (455)
                Other current liabilities            (1,603)         1,838
                                                   --------       --------
    Net cash (used in) provided by operating
      activities                                     (6,442)           136
                                                   --------       --------
    Investing Activities:
      Acquisition, net of cash acquired              (1,160)             -
      Purchases of available-for-sale investments         -        (15,857)
      Proceeds from sale and maturities of
        available-for-sale investments                    -          8,890
      Purchases of property, plant, and equipment      (819)        (2,301)
      Proceeds from sale of property, plant, and
        equipment                                       266              -
      Purchase of other assets                          (86)          (521)
      Other                                              42             52
                                                   --------       --------
    Net cash used in investing activities            (1,757)        (9,737)
                                                   --------       --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock                                             1            120
      Repurchase of Company common stock             (1,700)             -
      Other                                               -            782
                                                   --------       --------
    Net cash (used in) provided by financing
      activities                                   $ (1,699)      $    902
                                                   --------       --------
                                        5PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)


                                                     Three Months Ended
                                                   -----------------------
                                                   June 28,       June 29,
    (In thousands)                                     1997           1996
    ----------------------------------------------------------------------
    Decrease in Cash and Cash Equivalents          $ (9,898)      $ (8,699)
    Cash and Cash Equivalents at Beginning of
      Period                                         18,600         26,247
                                                   --------       --------
    Cash and Cash Equivalents at End of Period     $  8,702       $ 17,548
                                                   ========       ========
    Noncash Activities:
      Fair value of assets of acquired company     $  2,100       $      -
      Cash paid for acquired company                 (1,600)             -
                                                   --------       --------
      Liabilities assumed of acquired company      $    500       $      -
                                                   ========       ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                            6PAGE

                             THERMO REMEDIATION INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Remediation Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, and the results of operations and cash flows for the three-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of March 29, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, filed with the Securities and Exchange Commission.

    2.  Acquisition

        In May 1997, the Company acquired substantially all of the assets of TriTechnics Corporation (TriTechnics) for approximately $1.6 million in cash and the assumption of certain liabilities. TriTechnics provides comprehensive consulting and remedial services at refinery and chemical-plant sites, and had revenues in calendar year 1996 of $4.3 million.

        The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by approximately $766,000, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired. Pro forma data is not presented since the acquisition was not material to the Company's results of operations.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ

                                        7PAGE

                             THERMO REMEDIATION INC.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, filed with the Securities and Exchange Commission.

    Overview

        The Company is a national provider of environmental services, including industrial, nuclear, and soil remediation, as well as waste-fluids recycling.

        The Company's Remediation Technologies, Inc. (ReTec) subsidiary is a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues.

        The Company's IEM Sealand Corporation (IEM Sealand) subsidiary, acquired in September 1996, performs cleanups of hazardous waste sites for government and industry as a prime construction contractor and also completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive waste. IEM Sealand's business is traditionally strongest during the summer and fall seasons.

        The Company's Thermo Nutech subsidiary provides services to remove radioactive contaminants from sand, gravel, and soil, and also provides health physics, radiochemistry laboratory, and radiation dosimetry services.

        The Company's TPS Technologies Inc. subsidiary designs and operates facilities for the remediation of nonhazardous soil and operates a network of such facilities along the East and West Coasts.

        The Company's Thermo Fluids Inc. subsidiary collects, tests, processes, and recycles used motor oil and other industrial fluids.

        The Company's TriTechnics subsidiary, acquired in May 1997, provides comprehensive consulting and remedial services at refinery and chemical-plant sites.

        The Company's businesses are affected by several factors, particularly government spending, enactment and enforcement of environmental legislation, economic cycles, regulation and enforcement of remediation activities, the availability of federal and state funding for environmental cleanup, local competition, and extreme weather variations.

                                        8PAGE

                             THERMO REMEDIATION INC.

    Results of Operations

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997

        Revenues in the first quarter of fiscal 1998 increased to $28,204,000, compared with $23,520,000 in the first quarter of fiscal 1997. Revenues increased due to the inclusion of $6,559,000 of revenues from IEM Sealand and TriTechnics, acquired in September 1996 and May 1997, respectively. Revenues from soil-remediation services decreased 31%, resulting both from declines in the volume of soil processed due to overcapacity in the industry and from competitive pricing pressures. The Company expects this trend to continue for the foreseeable future. The increase in revenues was also offset by a decrease in revenues from Thermo Nutech in the first quarter of fiscal 1998.

        The gross profit margin decreased to 15% in the first quarter of fiscal 1998 from 19% in the first quarter of fiscal 1997 due to lower margins on soil processed as a result of competitive pricing pressures and lower volumes of soil processed at the Company's traditionally higher-margin soil-remediation centers. The gross profit margin also decreased due to the inclusion of lower-margin revenues from IEM Sealand.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 11% in the first quarter of fiscal 1998 from 12% in the first quarter of fiscal 1997, primarily due to lower expenses as a percentage of revenues at acquired companies.

        Interest income decreased to $294,000 in the first quarter of fiscal 1998 from $491,000 in the first quarter of fiscal 1997 as a result of lower average invested balances following the repurchase of Company common stock as well as the acquisition of TriTechnics.

        Equity in earnings of unconsolidated subsidiary represents ReTec's proportionate share of income from a joint venture.

        Other income of $204,000 in the first quarter of fiscal 1998 represents a gain on the sale of certain equipment.

        The effective tax rate was 47% in the first quarter of fiscal 1998 and 37% in the first quarter of fiscal 1997. The effective tax rate exceeded the statutory federal income tax rate, primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The increase in the effective tax rate in fiscal 1998 results from the larger relative effect of nondeductible amortization and, to a lesser extent, a reduction in tax-exempt income.

    Liquidity and Capital Resources

        Consolidated working capital was $37,143,000 at June 28, 1997, compared with $38,960,000 at March 29, 1997. Cash, cash equivalents, and short-term available-for-sale investments were $12,762,000 at June 28, 1997, compared with $22,701,000 at March 29, 1996. During the first quarter of fiscal 1998, net cash used in operating activities was $6,442,000. The Company funded an increase in accounts receivable and

                                        9PAGE

                             THERMO REMEDIATION INC.

    unbilled contract costs and fees of $5,747,000, primarily due to higher revenues at its IEM Sealand and ReTec businesses. The Company used $1,603,000 of cash in the first quarter of fiscal 1998 to reduce other current liabilities, including $1,264,000 for accounts payable.

        In May 1997, the Company acquired TriTechnics for approximately $1,600,000 in cash (Note 2). During the first quarter of fiscal 1998, the Company expended approximately $819,000 for purchases of property, plant, and equipment.

        The Company's Board of Directors has authorized the repurchase, through September 10, 1997, of up to $10.0 million of its own securities. Through June 28, 1997, the Company had expended the full authorized amount, including $1.7 million during the first quarter of fiscal 1998. In July 1997, the Company's Board of Directors authorized the repurchase, through July 24, 1998, of up to $5.0 million of its own securities in the open market or in negotiated transactions. Any repurchases under the Company's authorization would be funded from working capital.

        On July 24, 1997, the Company's Board of Directors declared a semiannual dividend of $.10 per share of common stock, payable on September 10, 1997, to shareholders of record as of August 15, 1997. The amount of cash dividends ultimately paid by the Company is dependent on the number of shareholders participating in the Company's Dividend Reinvestment Plan.

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

                                       10PAGE

                             THERMO REMEDIATION INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1997.

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

                                       11PAGE

                             THERMO REMEDIATION INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.