Form 10-Q
period 1997-09-27
THERMO REMEDIATION INC
filed 1997-10-31
CIK 913771

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                  --------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                 Outstanding at September 27, 1997
       ----------------------------     ---------------------------------
       Common Stock, $.01 par value                 12,729,409
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMO REMEDIATION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   September 27,   March 29,
   (In thousands)                                           1997        1997
   -------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                          $  1,047    $ 18,600
     Short-term available-for-sale investments, at
       quoted market value (amortized cost of $4,085
       and $4,096)                                         4,084       4,101
     Accounts receivable, less allowances of $1,521
       and $1,557                                         26,451      21,631
     Unbilled contract costs and fees                     12,084       5,685
     Prepaid income taxes                                  3,387       3,348
     Prepaid expenses                                      2,420       1,820
     Due from parent company and Thermo Electron             915         321
                                                        --------    --------
                                                          50,388      55,506
                                                        --------    --------
   Property, Plant, and Equipment, at Cost                54,694      54,958
     Less: Accumulated depreciation and amortization      18,304      18,444
                                                        --------    --------
                                                          36,390      36,514
                                                        --------    --------
   Other Assets (Note 3)                                  15,987      13,403
                                                        --------    --------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                   33,116      29,588
                                                        --------    --------
                                                        $135,881    $135,011
                                                        ========    ========




                                        2PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                   September 27,   March 29,
    (In thousands except share amounts)                     1997        1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                  $  7,832    $  7,359
      Accrued payroll and employee benefits                3,535       3,566
      Deferred revenue                                     1,023       1,391
      Billings in excess of revenues earned                  836         879
      Accrued interest                                       784         784
      Accrued income taxes                                     -         286
      Other accrued expenses                               2,559       2,281
                                                        --------    --------
                                                          16,569      16,546
                                                        --------    --------

    Deferred Income Taxes                                  3,035       3,035
                                                        --------    --------
    Long-term Obligations:
      4 7/8% Subordinated convertible debentures          37,950      37,950
      3 7/8% Subordinated convertible note, due to
        parent company                                     2,650       2,650
                                                        --------    --------
                                                          40,600      40,600
                                                        --------    --------

    Shareholders' Investment:
      Common stock, $.01 par value, 50,000,000 shares
        authorized; 13,885,421 and 13,388,073
         shares issued                                       139         134
      Capital in excess of par value                      88,638      85,402
      Retained earnings                                   (3,280)     (3,328)
      Treasury stock at cost, 1,156,012 and 823,741
        shares                                            (9,819)     (7,382)
      Net unrealized gain (loss) on available-for-sale
        investments                                           (1)          4
                                                        --------    --------
                                                          75,677      74,830
                                                        --------    --------
                                                        $135,881    $135,011
                                                        ========    ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                               ----------------------------
                                               September 27,  September 28,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $33,639        $27,913
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                28,365         23,485
      Selling, general, and administrative expenses    3,539          2,823
      New business development expenses                  213            261
                                                     -------        -------
                                                      32,117         26,569
                                                     -------        -------

    Operating Income                                   1,522          1,344

    Interest Income                                      248            496
    Interest Expense (includes $25 to related party
      in fiscal 1998 and 1997)                          (544)          (544)
    Equity in Earnings of Unconsolidated Subsidiary
      (Note 3)                                            56            280
    Loss on Sale of Investments                            -             (4)
                                                     -------        -------
    Income Before Provision for Income Taxes           1,282          1,572
    Provision for Income Taxes                           586            598
                                                     -------        -------
    Net Income                                       $   696        $   974
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .06        $   .08
                                                     =======        =======
      Fully diluted                                  $   .06        $   .07
                                                     =======        =======

    Weighted Average Shares:
      Primary                                         12,446         12,894
                                                     =======        =======
      Fully diluted                                   12,614         13,498
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Six Months Ended
                                               ----------------------------
                                               September 27,  September 28,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $61,843        $51,433
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                52,198         42,523
      Selling, general, and administrative expenses    6,659          5,725
      New business development expenses                  435            557
                                                     -------        -------
                                                      59,292         48,805
                                                     -------        -------

    Operating Income                                   2,551          2,628

    Interest Income                                      542            987
    Interest Expense (includes $51 to related party
      in fiscal 1998 and 1997)                        (1,107)        (1,094)
    Equity in Earnings of Unconsolidated Subsidiary
      (Note 3)                                           174            559
    Gain on Sale of Investments                            -            136
    Other Income                                         204              -
                                                     -------        -------
    Income Before Provision for Income Taxes           2,364          3,216
    Provision for Income Taxes                         1,092          1,214
                                                     -------        -------
    Net Income                                       $ 1,272        $ 2,002
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .10        $   .16
                                                     =======        =======
      Fully diluted                                  $   .10        $   .15
                                                     =======        =======
    Weighted Average Shares:
      Primary                                         12,469         12,863
                                                     =======        =======
      Fully diluted                                   12,691         13,511
                                                     =======        =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                             THERMO REMEDIATION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                    Six Months Ended
                                              ----------------------------
                                              September 27, September 28,
    (In thousands)                                     1997          1996
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  1,272      $  2,002
        Adjustments to reconcile net income to
          net cash (used in) provided by
          operating activities:
            Depreciation and amortization             3,361         3,371
            Equity in earnings of unconsolidated
              subsidiary (Note 3)                      (174)         (559)
            Gain on sale of investments                   -          (136)
            Provision for losses on accounts
              receivable                                 31            95
            Other noncash expenses (income)            (216)           35
            Changes in current accounts, excluding
              the effects of acquisitions:
                Accounts receivable                  (4,675)       (4,523)
                Unbilled contract costs and fees     (5,880)       (2,158)
                Due from parent company and Thermo
                  Electron                             (594)         (656)
                Other current assets                   (597)         (236)
                Other current liabilities            (1,201)        3,943
                                                   --------      --------
    Net cash (used in) provided by operating
      activities                                     (8,673)        1,178
                                                   --------      --------
    Investing Activities:
      Acquisitions, net of cash acquired             (2,289)       (1,681)
      Purchases of available-for-sale investments         -       (15,759)
      Proceeds from sale and maturities of
        available-for-sale investments                    -        15,908
      Purchases of property, plant, and equipment    (3,464)       (3,953)
      Proceeds from sale of property, plant, and
        equipment                                       268            59
      Purchase of other assets                         (586)       (1,178)
      Other                                              11             -
                                                   --------      --------
    Net cash used in investing activities            (6,060)       (6,604)
                                                   --------      --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock                                      6           172
      Repurchases of Company common stock            (2,472)       (1,763)
      Dividends paid                                   (354)         (450)
      Other                                               -           794
                                                   --------      --------
    Net cash used in financing activities          $ (2,820)     $ (1,247)
                                                   --------      --------

                                        6PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)


                                                    Six Months Ended
                                               ---------------------------
                                               September 27, September 28,
    (In thousands)                                      1997          1996
    ----------------------------------------------------------------------
    Decrease in Cash and Cash Equivalents          $(17,553)      $ (6,673)
    Cash and Cash Equivalents at Beginning of
      Period                                         18,600         26,247
                                                   --------       --------
    Cash and Cash Equivalents at End of Period     $  1,047       $ 19,574
                                                   ========       ========

    Noncash Activities:
      Fair value of assets of acquired companies   $  6,289       $  6,476
      Cash paid for acquired companies               (2,765)        (1,705)
      Issuance of common stock for acquired
        companies                                    (2,400)        (2,006)
                                                   --------       --------
      Liabilities assumed of acquired companies    $  1,124       $  2,765
                                                   ========       ========
    Dividends reinvested in Company common stock   $    870       $    850
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.




                                        7PAGE

                             THERMO REMEDIATION INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Remediation Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and six-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the six-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisitions

        In May 1997, the Company, through its Remediation Technologies, Inc. (ReTec) subsidiary, acquired substantially all of the assets, subject to certain liabilities, of TriTechnics Corporation (TriTechnics) for approximately $1,600,000 in cash. TriTechnics provides comprehensive consulting and remedial services at refinery and chemical-plant sites, and had revenues in calendar-year 1996 of approximately $4,300,000.

        In August 1997, the Company, also through ReTec, acquired substantially all the assets, subject to certain liabilities, of RPM Systems, Inc. (RPM Systems) for 374,507 shares of the Company's common stock, valued at $2,400,000, and $600,000 in cash. RPM provides consulting services in the areas of environmental-management, planning, and information-technology, and had revenues in calendar-year 1996 of approximately $1,300,000.

        These acquisitions have been accounted for using the purchase method of accounting, and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $766,000 for TriTechnics and $2,957,000 for RPM Systems, which is being amortized over 40 and 20 years, respectively. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since the acquisitions were not material to the Company's results of operations.
                                        8PAGE

                             THERMO REMEDIATION INC.

    3.  Subsequent Event

        On October 6, 1997, the Company sold its 50% limited-liability interest in RETEC/TETRA, L.C. to TETRA Thermal, Inc. for $8,825,000 in cash, subject to a post-closing adjustment. The Company realized a gain of approximately $1,800,000, net of tax, on the sale.

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

        The Company's ReTec subsidiary is a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues. Through its TriTechnics subsidiary, acquired in May 1997, ReTec provides comprehensive consulting and remedial services at refinery and chemical-plant sites. In addition, ReTec's RPM Systems subsidiary, acquired in August 1997, provides consulting services in the areas of environmental-management, planning, and information-technology.

        The Company's IEM Sealand Corporation (IEM Sealand) subsidiary, acquired in September 1996, performs cleanups of hazardous waste sites for government and industry as a prime construction contractor, and also completes predesigned remedial-action contracts at sites containing hazardous, toxic, and radioactive waste. IEM Sealand's business is traditionally strongest during the summer and fall seasons.

        The Company's Thermo Nutech subsidiary provides services to remove radioactive contaminants from sand, gravel, and soil, and also provides health physics, radiochemistry laboratory, and radiation dosimetry services.

                                        9PAGE

                             THERMO REMEDIATION INC.

        The Company's TPS Technologies Inc. subsidiary designs and operates facilities for the remediation of nonhazardous soil, and operates a network of such facilities along the East and West Coasts.

        The Company's Thermo Fluids Inc. subsidiary collects, tests, processes, and recycles used motor oil and other industrial fluids.

        The Company's businesses are affected by several factors, particularly government spending, enactment and enforcement of environmental legislation, economic cycles, the availability of federal and state funding for environmental cleanup, local competition, and extreme weather variations.

    Results of Operations

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997

        Revenues increased 21% to $33,639,000 in the second quarter of fiscal 1998 from $27,913,000 in the second quarter of fiscal 1997. Revenues increased $7,231,000 due to the inclusion of revenues from IEM Sealand, acquired in September 1996, and, to a lesser extent, TriTechnics, acquired in May 1997. Revenues from soil-remediation services decreased 31%, resulting from declines in the volume of soil processed due to overcapacity in the industry. The Company expects this trend to continue for the foreseeable future. Revenues from Thermo Nutech declined in the second quarter of fiscal 1998 due to a decrease in radiochemistry laboratory work, offset in part by increased revenues from a long-term environmental restoration contract for the U.S. Department of Energy's Hanford site.

        The gross profit margin was unchanged at 16% in the second quarter of fiscal 1998 and 1997.

        Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 10.5% and 10.1% in the second quarter of fiscal 1998 and 1997, respectively.

        Interest income decreased to $248,000 in the second quarter of fiscal 1998 from $496,000 in the second quarter of fiscal 1997 as a result of lower average invested balances, primarily due to the Company's funding of increases in accounts receivable and unbilled contract costs and fees.

        Equity in earnings of unconsolidated subsidiary represents ReTec's proportionate share of income from a joint venture. Subsequent to the end of the second quarter of fiscal 1998, the Company sold its interest in this joint venture (Note 3).

        The effective tax rate was 46% in the second quarter of fiscal 1998 and 38% in the second quarter of fiscal 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The increase in the effective tax rate in fiscal 1998 resulted from the larger relative effect of nondeductible amortization and, to a lesser extent, a reduction in tax-exempt income.
                                       10PAGE

                             THERMO REMEDIATION INC.

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997

        Revenues increased 20% to $61,843,000 in the first six months of fiscal 1998 from $51,433,000 in the first six months of fiscal 1997. Revenues increased $13,079,000 due to the inclusion of revenues from IEM Sealand, acquired in September 1996, and, to a lesser extent, TriTechnics, acquired in May 1997. Revenues from soil-remediation services decreased 32%, resulting both from declines in the volume of soil processed due to overcapacity in the industry and from competitive pricing pressures. Revenues from Thermo Nutech declined in the first six months of fiscal 1998, due to the reasons discussed in the results of operations for the second quarter.

        The gross profit margin decreased to 16% in the first six months of fiscal 1998 from 17% in the first six months of fiscal 1997 due to continuing lower margins achieved on lower volumes of soil processed as a result of competitive pricing pressures. The gross profit margin also decreased due to the inclusion in lower-margin revenues from IEM Sealand.

        Selling, general, and administrative expenses as a percentage of revenues were unchanged at 11% in the first six months of fiscal 1998 and 1997.

        Interest income decreased to $542,000 in the first six months of fiscal 1998 from $987,000 in the first six months of fiscal 1997 due to the reason discussed in the results of operations for the second quarter.

        Equity in earnings of unconsolidated subsidiary represents ReTec's proportionate share of income from a joint venture (Note 3).

        The effective tax rate was 46% in the first six months of fiscal 1998 and 38% in the first six months of fiscal 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The increase in the effective tax rate in fiscal 1998 resulted from the larger relative effect of nondeductible amortization and, to a lesser extent, a reduction in tax-exempt income.

    Liquidity and Capital Resources

        Consolidated working capital was $33,819,000 at September 27, 1997, compared with $38,960,000 at March 29, 1997. Cash, cash equivalents, and short-term available-for-sale investments were $5,131,000 at September 27, 1997, compared with $22,701,000 at March 29, 1997. During the first six months of fiscal 1998, net cash used in operating activities was $8,673,000. The Company funded an increase in accounts receivable and unbilled contract costs and fees of $10,555,000, primarily due to its IEM Sealand business relocating its corporate headquarters, which resulted in a delay in billings and pursuit of collections on IEM Sealand's contracts and accounts receivable, respectively. The relocation was completed in October 1997 and the Company expects to improve its cash flow from operating activities in the third quarter of fiscal 1998.

                                       11PAGE

                             THERMO REMEDIATION INC.

        The Company expended $2,289,000, net of cash acquired, for acquisitions (Note 2) and $3,464,000 for purchases of property, plant, and equipment during the first six months of fiscal 1998. On October 6, 1997, the Company sold its 50% limited-liability interest in RETEC/TETRA L.C. for $8,825,000 in cash.

        Through a series of actions commencing in September 1996, the Company's Board of Directors has authorized the repurchase, through various dates ending in July 1998, of up to $15,000,000 of its own securities in the open market, or in negotiated transactions. Any repurchases under the Company's authorizations are funded from working capital. Through September 27, 1997, the Company had expended $10,772,000 under these authorizations, of which $2,472,000 was expended in the first six months of fiscal 1998.

        On September 10, 1997, the Company paid a semiannual cash dividend of $.10 per share of common stock to shareholders of record as of August 15, 1997. The Company paid $354,000 in connection with this dividend. The amount of cash paid by the Company is dependent on the number of shareholders participating in the Company's Dividend Reinvestment Plan.

        Although the Company has no material commitments for capital expenditures, such expenditures will largely be affected by the number of complementary businesses that can be acquired or developed during the year. The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 2 - Changes in Securities and Use of Proceeds

    (c) Recent Sales of Unregistered Securities

        On August 29, 1997, the Company issued 374,507 shares of its Common Stock in partial consideration for its acquisition of RPM Systems
    (Note 2). Such shares were issued to six former shareholders of RPM Systems (all of whom were directors, officers, and/or key employees of RPM Systems) in reliance on Section 4(a) of the Securities Act of 1933, as amended.

    (d) Use of Proceeds

        The Company sold 1,190,000 shares of its Common Stock pursuant to a Registration Statement on Form S-1 (File No. 2-70544), which was declared effective by the Securities and Exchange Commission on December 8, 1993. The managing underwriters of the offering were NatWest Securities Limited and First Albany Corporation. The aggregate gross proceeds of the offering were $14,875,000. The Company's total expenses in connection with the offering were $1,370,000, of which $963,900 was for underwriting discounts and commissions and $406,100 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the offering
                                       12PAGE

                             THERMO REMEDIATION INC.

    were $13,505,000. In fiscal 1995, the Company expended $9,400,000 of such net proceeds for the acquisition of two soil-remediation centers and two other businesses. In fiscal 1996, the Company used the balance of such net proceeds, together with other funds, for the acquisition of Remediation Technologies, Inc.

    Item 4 - Submission of Matters to a Vote of Security Holders

        On September 24, 1997, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to one-year terms expiring in 1998. The directors reelected at the meeting were: John P. Appleton, Elias P. Gyftopoulos, Fred Holubow, Theo Melas-Kyriazi, Frank E. Morris, Jeffrey L. Powell, and William A. Rainville. Dr. Appleton, Mr. Holubow, Mr. Melas-Kyriazi, Mr. Powell, and Mr. Rainville each received 12,012,262 shares voted in favor of election and 4,438 shares voted against. Dr. Gyftopoulos received 12,012,092 shares voted in favor of election and 4,608 shares voted against. Dr. Morris received 12,011,742 shares voted in favor of election and 4,958 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        On October 21, 1997, the Company filed a Current Report on Form 8-K dated October 6, 1997, pertaining to the sale by the Company of its investment in RETEC/TETRA L.C.








                                       13PAGE

                             THERMO REMEDIATION INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of October 1997.

                                            THERMO REMEDIATION INC.



                                            Paul F. Kelleher
                                            ------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ------------------------
                                            John N. Hatsopoulos
                                            Vice President and Chief
                                              Financial Officer
















                                       14PAGE

                             THERMO REMEDIATION INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

       2.1 Purchase and Sale Agreement executed October 6, 1997, by and among Remediation Technologies, Inc., RETEC Thermal, Inc., TETRA Thermal, Inc., and TETRA Technologies, Inc. (incorporated herein by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 21, 1997).

       2.2 Assignment and Assumption Agreement executed October 6, 1997 by and among Remediation Technologies, Inc., RETEC Thermal, Inc., TETRA Thermal, Inc., and TETRA Technologies, Inc. (incorporated herein by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 21, 1997).

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.