Form 10-Q
period 1998-01-03
THERMO REMEDIATION INC
filed 1998-02-06
CIK 913771

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  --------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended January 3, 1998.

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

       Registrant's telephone number, including area code: (781) 622-1000

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
              requirements for the past 90 days. Yes [ X ] No [   ]

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at January 30, 1998
        ----------------------------      -------------------------------
        Common Stock, $.01 par value                 12,753,250
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                             THERMO REMEDIATION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    January 3,     March 29,
    (In thousands)                                        1998          1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $  8,348      $ 18,600
      Short-term available-for-sale investments,
        at quoted market value (amortized cost
        of $4,048 and $4,096)                            4,034         4,101
      Accounts receivable, less allowances of
        $1,606 and $1,557                               32,037        21,631
      Unbilled contract costs and fees                   7,765         5,685
      Prepaid income taxes                               3,626         3,348
      Prepaid expenses                                   2,732         1,820
      Due from parent company and Thermo Electron          798           321
                                                      --------      --------
                                                        59,340        55,506
                                                      --------      --------

    Property, Plant, and Equipment, at Cost             55,987        54,958
      Less: Accumulated depreciation and amortization   19,589        18,444
                                                      --------      --------
                                                        36,398        36,514
                                                      --------      --------
    Other Assets (Note 3)                               12,445        13,403
                                                      --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                                38,566        29,588
                                                      --------      --------
                                                      $146,749      $135,011
                                                      ========      ========


                                        2PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      January 3,   March 29,
    (In thousands except share amounts)                     1998        1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                  $ 13,650    $  7,359
      Accrued payroll and employee benefits                4,505       3,566
      Deferred revenue                                     1,698       1,391
      Billings in excess of revenues earned                1,468         879
      Accrued interest                                       321         784
      Accrued income taxes                                 1,050         286
      Other accrued expenses                               3,114       2,281
                                                        --------    --------
                                                          25,806      16,546
                                                        --------    --------
    Deferred Income Taxes                                  3,035       3,035
                                                        --------    --------
    Long-term Obligations:
      4 7/8% Subordinated convertible debentures          37,950      37,950
      3 7/8% Subordinated convertible note, due to
        parent company                                     2,650       2,650
                                                        --------    --------
                                                          40,600      40,600
                                                        --------    --------
    Shareholders' Investment (Note 2):
      Common stock, $.01 par value, 50,000,000 shares
        authorized; 13,885,421 and 13,388,073
        shares issued                                        139         134
      Capital in excess of par value                      88,306      85,402
      Retained earnings                                   (1,580)     (3,328)
      Treasury stock at cost, 1,132,171 and 823,741
        shares                                            (9,548)     (7,382)
      Net unrealized gain (loss) on available-for-sale
        investments                                           (9)          4
                                                        --------    --------
                                                          77,308      74,830
                                                        --------    --------
                                                        $146,749    $135,011
                                                        ========    ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                  -------------------------
                                                  January 3,   December 28,
    (In thousands except per share amounts)             1998           1996
    -----------------------------------------------------------------------
    Revenues                                         $34,620        $34,252
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                30,673         29,538
      Selling, general, and administrative expenses    3,424          3,326
      New business development expenses                  209            250
                                                     -------        -------
                                                      34,306         33,114
                                                     -------        -------

    Operating Income                                     314          1,138

    Interest Income                                      231            456
    Interest Expense (includes $26 to related party
      in fiscal 1998 and 1997)                          (558)          (558)
    Equity in Earnings of Unconsolidated Subsidiary        -            118
    Gain on Sale of Unconsolidated Subsidiary
      (Note 3)                                         3,012              -
                                                     -------        -------
    Income Before Provision for Income Taxes           2,999          1,154
    Provision for Income Taxes                         1,298            534
                                                     -------        -------
    Net Income                                       $ 1,701        $   620
                                                     =======        =======
    Basic and Diluted Earnings per Share (Note 4)    $   .13        $   .05
                                                     =======        =======
    Weighted Average Shares (Note 4):
      Basic                                           12,718         12,923
                                                     =======        =======
      Diluted                                         15,207         13,219
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Nine Months Ended
                                                  -------------------------
                                                  January 3,   December 28,
    (In thousands except per share amounts)             1998           1996
    -----------------------------------------------------------------------
    Revenues                                         $96,463        $85,685
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                82,871         72,061
      Selling, general, and administrative expenses   10,083          9,051
      New business development expenses                  644            807
                                                     -------        -------
                                                      93,598         81,919
                                                     -------        -------

    Operating Income                                   2,865          3,766

    Interest Income                                      773          1,443
    Interest Expense (includes $77 to related party
      in fiscal 1998 and 1997)                        (1,665)        (1,652)
    Equity in Earnings of Unconsolidated Subsidiary      174            677
    Gain on Sale of Unconsolidated Subsidiary
      (Note 3)                                         3,012              -
    Other Income                                         204            136
                                                     -------        -------
    Income Before Provision for Income Taxes           5,363          4,370
    Provision for Income Taxes                         2,390          1,748
                                                     -------        -------
    Net Income                                       $ 2,973        $ 2,622
                                                     =======        =======
    Earnings per Share (Note 4):
      Basic                                          $   .24        $   .20
                                                     =======        =======
      Diluted                                        $   .23        $   .20
                                                     =======        =======
    Weighted Average Shares (Note 4):
      Basic                                           12,552         12,883
                                                     =======        =======
      Diluted                                         12,994         13,503
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                             THERMO REMEDIATION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 January 3,   December 28,
    (In thousands)                                     1998           1996
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                    $ 2,973        $ 2,622
      Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
          Depreciation and amortization               5,615          5,197
          Equity in earnings of unconsolidated
            subsidiary                                 (174)          (677)
          Gain on sale of unconsolidated
            subsidiary (Note 3)                      (3,012)             -
          Gain on sale of investments                     -           (136)
          Provision for losses on accounts
            receivable                                   71            117
          Other noncash items                          (228)            54
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                    (9,012)        (6,229)
              Unbilled contract costs and fees       (1,386)        (3,725)
              Due from parent company and Thermo
                Electron                               (477)          (107)
              Other current assets                     (843)           (36)
              Billings in excess of revenues
                earned                                  588             39
              Accrued interest                         (463)          (459)
              Other current liabilities               3,739          7,315
                                                    -------        -------
    Net cash provided by (used in) operating
      activities                                     (2,609)         3,975
                                                    -------        -------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)    (5,064)        (1,681)
      Purchases of available-for-sale investments         -        (15,788)
      Proceeds from sale and maturities of
        available-for-sale investments                   48         15,908
      Purchases of property, plant, and equipment    (4,653)        (5,724)
      Purchase of other assets                         (885)        (1,447)
      Proceeds from sale of unconsolidated
        subsidiary (Note 3)                           8,825              -
      Other                                             472             65
                                                    -------        -------
    Net cash used in investing activities           $(1,257)       $(8,667)
                                                    -------        -------

                                        6PAGE

                             THERMO REMEDIATION INC.

                                   (Unaudited)


                                                      Nine Months Ended
                                                  ------------------------
                                                  January 3,  December 28,
    (In thousands)                                      1998          1996
    ----------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock                                $    77        $   274
      Advances to subcontractor                      (2,600)             -
      Repurchases of Company common stock            (3,055)        (5,429)
      Dividends paid                                   (354)          (450)
      Other                                            (454)           794
                                                    -------        -------
    Net cash used in financing activities            (6,386)        (4,811)
                                                    -------        -------
    Decrease in Cash and Cash Equivalents           (10,252)        (9,503)
    Cash and Cash Equivalents at Beginning of
      Period                                         18,600         26,247
                                                    -------        -------
    Cash and Cash Equivalents at End of Period      $ 8,348        $16,744
                                                    =======        =======
    Noncash Activities:
      Fair value of assets of acquired companies    $13,629        $ 6,476
      Cash paid for acquired companies               (5,665)        (1,705)
      Issuance of common stock for acquired
        companies                                    (2,850)        (2,006)
                                                    -------        -------
        Liabilities assumed of acquired companies   $ 5,114        $ 2,765
                                                    =======        =======
      Sale of real estate in exchange for note
        receivable                                  $ 1,894        $     -
                                                    =======        =======
      Dividends reinvested in Company common stock  $   870        $   850
                                                    =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        7PAGE

                             THERMO REMEDIATION INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Remediation Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 3, 1998, the results of operations for the three- and nine-month periods ended January 3, 1998, and December 28, 1996, and the cash flows for the nine-month periods ended January 3, 1998, and December 28, 1996. The Company's results of operations for the three-month periods ended January 3, 1998, and December 28, 1996, include 14 weeks and 13 weeks, respectively, and its results of operations for the nine-month periods ended January 3, 1998, and December 28, 1996, include 40 weeks and 39 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisitions

        In May 1997, the Company, through its Remediation Technologies, Inc. (ReTec) subsidiary, acquired substantially all of the assets, subject to certain liabilities, of TriTechnics Corporation (TriTechnics) for $1,600,000 in cash. TriTechnics provides comprehensive consulting and remedial services at refinery and chemical-plant sites, and had revenues in calendar-year 1996 of approximately $4,300,000.

        In August 1997, the Company, also through ReTec, acquired substantially all the assets, subject to certain liabilities, of RPM Systems, Inc. (RPM Systems) for 374,507 shares of the Company's common stock, valued at $2,400,000, and $600,000 in cash. RPM provides consulting services in the areas of environmental management, planning, and information technology, and had revenues in calendar-year 1996 of approximately $1,300,000.

        In November 1997, the Company, through its Thermo Nutech Inc. (Thermo Nutech) subsidiary, acquired substantially all of the assets, subject to certain liabilities, of Benchmark Environmental Corporation (Benchmark) for 85,106 shares of the Company's common stock, valued at $450,000, and $2,900,000 in cash. Benchmark provides nuclear-remediation and waste-management services to government agencies and private industry, and had revenues in calendar-year 1996 of approximately $5,000,000.

                                        8PAGE

                             THERMO REMEDIATION INC.

        These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $6,509,000, which is being amortized over periods of 20 to 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates that the final allocation of purchase price will differ materially from the preliminary estimate. Pro forma data is not presented since the acquisitions were not material to the Company's results of operations.

    3.  Sale of Unconsolidated Subsidiary

        On October 6, 1997, the Company sold its 50% limited-liability interest in RETEC/TETRA, L.C. to TETRA Thermal, Inc. for $8,825,000 in cash, subject to a post-closing adjustment. The Company realized a pre-tax gain of $3,012,000 on the sale.

    4.  Earnings per Share

        During the quarter ended January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, basic and diluted earnings per share equals the Company's previously reported primary and fully diluted earnings per share, respectively, for the periods presented. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the periods. Diluted earnings per share have been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects.






                                        9PAGE

                             THERMO REMEDIATION INC.

        Basic and diluted earnings per share were calculated as follows:

                                  Three Months Ended      Nine Months Ended
                                  -------------------   --------------------
    (In thousands except           Jan. 3,   Dec. 28,    Jan. 3,    Dec. 28,
    per share amounts)                1998       1996       1998        1996
    ------------------------------------------------------------------------
    Basic
    Net income                    $  1,701   $    620   $  2,973    $  2,622
                                  --------   --------   --------    --------
    Weighted average shares         12,718     12,923     12,552      12,883
                                  --------   --------   --------    --------
    Basic earnings per share      $    .13   $    .05   $    .24    $    .20
                                  ========   ========   ========    ========
    Diluted
    Net income                    $  1,701   $    620   $  2,973    $  2,622

    Effect of convertible
      obligations                      293          -         46          46
                                  --------   --------   --------    --------
    Income available to common
      shareholders, as adjusted   $  1,994   $    620   $  3,019    $  2,668
                                  --------   --------   --------    --------
    Weighted average shares         12,718     12,923     12,552      12,883

    Effect of:
      Convertible obligations        2,387          -        270         270
      Stock options                    102        296        172         350
                                  --------   --------   --------    --------
    Weighted average shares,
      as adjusted                   15,207     13,219     12,994      13,503
                                  --------   --------   --------    --------
    Diluted earnings per share    $    .13   $    .05   $    .23    $    .20
                                  ========   ========   ========    ========

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options and warrants because the effect would be antidilutive. As of January 3, 1998, there were 578,645 of such options and warrants outstanding, with exercise prices ranging from $7.18 to $15.40 per share. In addition, the computation of diluted earnings per share for certain periods excludes the effect of assuming the conversion of certain convertible obligations because the effect would be antidilutive. As of January 3, 1998, the Company had $37,950,000 principal amount of 4 7/8% subordinated convertible debentures, convertible at $17.92 per share, that were excluded from the calculation of diluted earnings per share for the nine-month period.

                                       10PAGE

                             THERMO REMEDIATION INC.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, filed with the Securities and Exchange Commission.

    Overview

        The Company is a national provider of environmental services, including industrial, nuclear, and soil remediation, as well as waste-fluids recycling.

        The Company's ReTec subsidiary is a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues. Through its TriTechnics subsidiary, acquired in May 1997, ReTec provides comprehensive consulting and remedial services at refinery and chemical-plant sites. In addition, ReTec's RPM Systems subsidiary, acquired in August 1997, provides consulting services in the areas of environmental management, planning, and information technology.

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

        The Company's Thermo Nutech subsidiary provides services to remove radioactive contaminants from sand, gravel, and soil, and also provides health physics, radiochemistry laboratory, and radiation dosimetry services. The Company's Benchmark subsidiary, acquired in November 1997, is a provider of nuclear-remediation and waste-management services to government agencies and private industry.

        The Company's TPS Technologies Inc. subsidiary designs and operates facilities for the remediation of nonhazardous soil, and operates such facilities along the East and West Coasts.

        The Company's Thermo Fluids Inc. subsidiary collects, tests, processes, and recycles used motor oil and other industrial fluids.

                                       11PAGE

                             THERMO REMEDIATION INC.

        The Company's businesses are affected by several factors, particularly government spending, enactment and enforcement of environmental legislation, economic cycles, the availability of federal and state funding for environmental cleanup, local competition, and extreme weather variations.

    Results of Operations

    Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997

        Revenues increased to $34,620,000 in the third quarter of fiscal 1998 from $34,252,000 in the third quarter of fiscal 1997. Revenues increased primarily due to increased revenues from construction and consulting engineering services at ReTec, as well as the inclusion of $2,607,000 in revenues from acquired businesses. This increase was offset by a $6,350,000 decrease in revenues at IEM Sealand, resulting from a decline in the number of contracts in process during the third quarter of fiscal 1998.

        The gross profit margin decreased to 11% in the third quarter of fiscal 1998 from 14% in the third quarter of fiscal 1997 due to losses on certain contracts at IEM Sealand and increased lower-margin revenues at ReTec. This decrease was offset in part by a greater percentage of soil-remediation revenues earned at certain higher-margin soil-remediation facilities.

        Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 10% in the third quarter of fiscal 1998 and 1997.

        Interest income decreased to $231,000 in the third quarter of fiscal 1998 from $456,000 in the third quarter of fiscal 1997 as a result of lower average invested balances, primarily due to the Company's funding of an increase in accounts receivable.

        Equity in earnings of unconsolidated subsidiary represents ReTec's proportionate share of income from a joint venture. Gain on sale of unconsolidated subsidiary results from the Company's sale of its interest in this joint venture (Note 3).

        The effective tax rate was 43% in the third quarter of fiscal 1998 and 46% in the third quarter of fiscal 1997. The effective tax rates exceeded the statutory federal income tax rate, primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The decrease in the effective tax rate in fiscal 1998 resulted primarily from the smaller relative effect of nondeductible amortization.

                                       12PAGE

                             THERMO REMEDIATION INC.

    First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997

        Revenues increased 13% to $96,463,000 in the first nine months of fiscal 1998 from $85,685,000 in the first nine months of fiscal 1997. Revenues increased $15,690,000 due to the inclusion of revenues from acquired businesses and, to a lesser extent, due to increased revenues from construction and consulting engineering services at ReTec. This increase was offset by a $6,350,000 decrease in revenues at IEM Sealand, resulting from a decline in the number of contracts in process during the third quarter of fiscal 1998. Revenues from soil-remediation services decreased 17%, resulting from a decline in the volume of soil processed due to overcapacity in the industry and, to a lesser extent, competitive pricing pressures early in the period.

        The gross profit margin decreased to 14% in the first nine months of fiscal 1998 from 16% in the first nine months of fiscal 1997, due to increased lower-margin revenues at ReTec and IEM Sealand.

        Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 10% and 11% in the first nine months of fiscal 1998 and 1997, respectively.

        Interest income decreased to $773,000 in the first nine months of fiscal 1998 from $1,443,000 in the first nine months of fiscal 1997, due to the reason discussed in the results of operations for the third quarter.

        Equity in earnings of unconsolidated subsidiary represents ReTec's proportionate share of income from a joint venture. Gain on sale of unconsolidated subsidiary results from the Company's sale of its interest in this joint venture (Note 3).

        The effective tax rate was 45% in the first nine months of fiscal 1998 and 40% in the first nine months of fiscal 1997. The effective tax rates exceeded the statutory federal income tax rate, primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The increase in the effective tax rate in fiscal 1998 resulted primarily from the reversal of previously provided taxes in the fiscal 1997 period which were no longer required.

    Liquidity and Capital Resources

        Consolidated working capital was $33,534,000 at January 3, 1998, compared with $38,960,000 at March 29, 1997. Cash, cash equivalents, and short-term available-for-sale investments were $12,382,000 at January 3, 1998, compared with $22,701,000 at March 29, 1997. During the first nine months of fiscal 1998, net cash used in operating activities was $2,609,000. The Company funded an increase in accounts receivable of $9,012,000, primarily due to increased revenues at ReTec and delays in pursuit of collections on IEM Sealand's accounts receivable. The Company expects to address this matter by increasing collection efforts over the next several quarters.
                                       13PAGE

                             THERMO REMEDIATION INC.

        The Company's investing activities used $1,257,000 of cash during the first nine months of fiscal 1998. The Company expended $5,064,000, net of cash acquired, for acquisitions (Note 2) and $4,653,000 for purchases of property, plant, and equipment during the first nine months of fiscal 1998. The Company expects to expend approximately $1,900,000 for purchases of property, plant, and equipment for the remainder of fiscal 1998. On October 6, 1997, the Company sold its 50% limited-liability interest in RETEC/TETRA L.C. for $8,825,000 in cash (Note 3).

        The Company's financing activities used $6,386,000 of cash during the first nine months of fiscal 1998. During the period, the Company advanced $2,600,000 to a subcontractor associated with several Company projects. Through a series of actions commencing in September 1996, the Company's Board of Directors has authorized the repurchase, through various dates ending in July 1998, of up to $15,000,000 of its own securities in the open market, or in negotiated transactions. Any repurchases under the Company's authorizations are funded from working capital. Through January 3, 1998, the Company had expended $11,372,000 under these authorizations, of which $3,055,000 was expended in the first nine months of fiscal 1998.

        On September 10, 1997, the Company paid a semiannual cash dividend of $0.10 per share of common stock to shareholders on record as of August 15, 1997. The Company paid $354,000 in connection with this dividend. The amount of cash paid by the Company is dependent on the number of shareholders participating in the Company's Dividend Reinvestment Plan.

        Although the Company generally expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any additional acquisitions of businesses or technology. While the Company currently has no agreement to make any acquisitions, it expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo TerraTech Inc. or Thermo Electron Corporation, Thermo TerraTech Inc.'s parent company, although it has no agreement with these companies to ensure funds will be available on acceptable terms, or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION
    Item 2 - Changes in Securities and Use of Proceeds

    (c) Recent Sales of Unregistered Securities

        On November 20, 1997, the Company issued 85,106 shares of its Common Stock in partial consideration for its acquisition of Benchmark (Note 2). Such shares were issued to four former shareholders of Benchmark (all of whom were directors, officers, and/or key employees of Benchmark) in reliance on Section 4(2) of the Securities Act of 1933, as amended.

    Item 6 - Exhibits
        See Exhibit Index on the page immediately preceding exhibits.

                                       14PAGE

                             THERMO REMEDIATION INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of February 1998.

                                            THERMO REMEDIATION INC.



                                            Paul F. Kelleher
                                            ---------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ---------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer and
                                              Vice President






                                       15PAGE

                             THERMO REMEDIATION INC.

                                  EXHIBIT INDEX


    Exhibit
    Number          Description
    ------------------------------------------------------------------------
      27            Financial Data Schedule.