Form 10-K
period 1998-04-04
THERMO REMEDIATION INC
filed 1998-06-29
CIK 913771

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                 ------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended April 4, 1998

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                         Commission file number 1-12636

                             THERMO REMEDIATION INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                          59-3203761
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

Damonmill Square
9 Pond Lane, Suite 5A
Concord, MA                                                        01742-2851
(Address of principal executive offices)                           (Zip Code)
     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of each exchange on which registered
Common Stock, $.01 par value              American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 29, 1998, was approximately $20,417,000.

As of May 29, 1998, the Registrant had 12,934,652 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 1998 Annual Report to Shareholders for the year ended April 4, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 15, 1998, are incorporated by reference into Part III.

                                     PART I


Item 1. Business

(a) General Development of Business

     Thermo Remediation Inc. (the Company or the Registrant) is a national provider of environmental-liability management services. Through a nationwide network of offices, the company offers these and related consulting services in five areas: industrial remediation, nuclear remediation, waste-fluids collection and recycling, soil remediation, and environmental-management and information-technology systems.

     The Company's industrial remediation businesses provide consultation, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic and inorganic wastes and residues. The Company also performs the cleanup of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive wastes. In May 1997, the Company acquired TriTechnics Corporation, an environmental engineering and consulting firm, for $1.6 million in cash.

     In the nuclear-remediation area, the Company provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. In November 1997, the Company acquired Benchmark Environmental Corporation, a provider of nuclear-remediation and waste-management services to government and private sector clients, for 85,106 shares of the Company's common stock, valued at $450,000, and $2,900,000 in cash.

     The Company also collects, tests, processes, and recycles used motor oil and other industrial fluids.

     The Company designs and operates facilities for the remediation of nonhazardous soil, and operates such facilities on the East and West Coasts. The Company also designs and operates mobile equipment for the on-site remediation of such wastes.

     The Company develops and implements management and computer-based systems that aid in the collection and application of environmental data, helping to establish or improve a customer's environmental-compliance program while controlling the related costs. In August 1997, the Company acquired RPM Systems, Inc., an environmental-management, planning, and information technology company, for 374,507 shares of the Company's common stock, valued at $2,400,000, and $600,000 in cash.

     The Company was incorporated in November 1991 as an indirect, wholly owned subsidiary of Thermo TerraTech Inc. On October 1, 1993, pursuant to a reorganization, Thermo TerraTech contributed to the Company certain additional assets and liabilities pertaining to its soil-remediation business. As of April 4, 1998, Thermo TerraTech owned 8,874,551 shares of the common stock of the Company, representing 69% of such stock outstanding. Thermo TerraTech intends, for the foreseeable future, to maintain at least 50% ownership of the Company. A publicly traded subsidiary of Thermo Electron Corporation, Thermo TerraTech provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations, including infrastructure engineering, design and construction, environmental compliance, laboratory testing, and metal treating.

         As of April 4, 1998, Thermo Electron owned 193,900 shares of the Company's common stock, representing 1.5% of such stock outstanding. Thermo Electron develops, manufactures, and markets analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, laboratory, and metallurgical services, and conducts advanced-technology research and development. Thermo Electron and Thermo TerraTech may purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions. During fiscal 19981, Thermo Electron and Thermo TerraTech purchased 8,500 shares of the Company's common stock in the open market for $62,000.

Forward-looking Statements

     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)  Financial Information About Industry Segments

     The Company conducts business in one industry segment: environmental services. Within this segment, the principal products and services are industrial-remediation services, nuclear-remediation services, waste-fluids collection and recycling services, soil-remediation services, and environmental-management and information-technology systems.
--------
 1 References to fiscal 1998, 1997, and 1996 herein are for the fiscal years ended April 4, 1998, March 29, 1997, and March 30, 1996, respectively.

(c)  Description of Business

     (i) Principal Products and Services

Industrial-remediation Services

     The Company provides environmental consulting and remediation construction management to clients in the transportation, refining, chemical, wood treating, gas, and electric utility industries across the nation. Through its consulting, engineering, and on-site services, the Company offers a broad array of remedial solutions, all of which are applied from a risk-management perspective, to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with various wastes and residues. The Company provides particular expertise in bioremediation, and in managing wastes from manufactured-gas plants, refineries, and railroad properties.

     The Company performs cleanups of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive wastes. Under contracts with federal and state governments, and other public- and private-sector clients, the Company also provides project management and construction services for the remediation of hazardous and nonhazardous wastes. Most of this contract work is obtained through a bid process, with the job being awarded to the lowest qualified bidder.

Nuclear-remediation Services

     The Company provides services to remove radioactive contaminants from soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. As part of its radiation and nuclear/health physics services business, the Company provides site surveys for radioactive materials and on-site samples, as well as analysis in support of decontamination programs and dosimetry services to measure personnel exposure. In addition, using its proprietary segmented-gate system technology, the Company removes radioactive contaminants from soil. A substantial part of the Company's health physics services has been performed under the U.S. Department of Energy's remedial action programs.

Waste-fluids Collection and Recycling Services

     The Company collects, tests, processes, and recycles used motor oil and other industrial fluids. In addition, the Company collects and recycles oily water and oil filters. The Company has processing facilities in Phoenix and Tucson, Arizona; Las Vegas, Nevada; Nampa, Idaho; Commerce City, Colorado; and Portland, Oregon from which it operates a fleet of oil and water collection trucks to pick up waste oils and oily water. Each facility consists of a series of tanks set in protective enclosures used to store the fluids before processing. Processing of oil consists of straining, filtering, and blending.

Once processed, the oil is sold as burner fuel for a variety of industrial uses, including use in cement and asphalt kilns, industrial furnaces, and as "cutter stock" to make marine diesel fuel for large, oceangoing vessels. Water is processed to reclaim all usable oil and remove solid contaminants until the water meets sewer-discharge standards.

Soil-remediation Services

     The Company designs and operates facilities for the remediation of nonhazardous soil. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Each site consists principally of a soil-remediation unit and a soil-storage area. The Company currently provides soil-remediation services at facilities in California, Oregon, Washington, South Carolina, Maryland, and New York.

     The market for remediation of petroleum-contaminated soils, as with many other waste markets, was created by environmental regulations. The market for soil-remediation services has been driven largely by state programs to enforce the EPA's underground storage tank (UST) regulations and to fund cleanups. UST compliance requirements and attendant remediation costs are often beyond the financial capabilities of individuals and smaller companies. To address this problem, some states established tax-supported trust funds to assist in the financing of UST compliance and remediation. Many states have realized that the number of sites requiring remediation and the costs of compliance are substantially higher than were originally estimated. As a result, several states have significantly reduced compliance requirements and altered regulatory approaches and standards in order to reduce the costs of cleanup. More lenient regulatory standards, reduced enforcement, and uncertainty with respect to such changes have resulted in lower levels of cleanup activity in most states where the Company conducts business, which has had a material adverse effect on the Company's business. In addition, underground and aboveground tank regulations, clean water legislation, and real estate transfer and financing transactions also influence demand for soil-remediation services.

Environmental-Management and Information-Technology Services

     The Company helps public utilities, government institutions, and Fortune 500 companies develop and implement management and computer-based systems that aid in the collection and application of environmental data. By helping to establish or improve a customer's environmental-compliance program, the Company's customized services promote and support the integration of environmental-management functions with everyday business activities. The Company's services help multinational companies accurately estimate and control the cost of their environmental- compliance and health and safety efforts. The Company also develops measurement systems that track clients' progress toward their stated environmental-performance goals.

     (ii) New Products

     The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

     (iii) Raw Materials

     Supplies purchased by the Company are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

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

     (v) Seasonal Influences

     A majority of the Company's businesses experience seasonal fluctuations. A majority of the Company's soil-remediation sites, as well as the Company's fluids-recycling sites, experience declines in revenues if severe weather conditions occur. Site remediation work and certain environmental testing services may decline in winter months as a result of severe weather conditions.

     (vi) Working Capital Requirements

     In general, there are no special credit terms extended to customers that would have a material adverse effect on the Company's working capital.

     (vii) Dependency on a Single Customer

     A substantial portion of the Company's nuclear-remediation services have been provided to the U.S. government. One subcontract for the U.S. government accounted for approximately 5% and 10% of the Company's total revenues in fiscal 1997 and 1996, respectively. All other U.S. government agencies accounted for 10%, 25%, and 16% of the Company's total revenues in fiscal 1998, 1997, and 1996, respectively.

     (viii) Backlog

     The Company's backlog of firm orders was approximately $51,860,000 and $36,927,000 as of April 4, 1998, and March 29, 1997, respectively. The Company believes that substantially all of the backlog at April 4, 1998, will be completed during the next 12 months. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge and all federal government contracts are subject to termination at any time by the government without penalty. Soil-remediation and waste-fluids recycling services are provided on a current basis pursuant to purchase orders. Accordingly, there is no backlog for these services.

     (ix) Government Contracts

     See Dependency on a Single Customer.

     (x) Competition

      Many of the Company's businesses are engaged in highly competitive, regional markets, with competition coming from numerous small firms offering limited services, as well as much larger firms that offer an array of services.

     In the market for industrial-remediation services, the Company competes with numerous regional and local companies as well as a number of national remediation contractors. The Company competes primarily based on value, with the vast majority of the contracts it seeks awarded on the basis of scope, effectiveness, and cost. Other competitive factors for the Company's industrial-remediation businesses include: reputation; experience; breadth and quality of services offered; and technical, managerial, and business proficiency.

     The type of nuclear-remediation services offered by the Company are also offered by many large national companies. The Company competes primarily on the basis of its proprietary technology and price.

     The Company operates the largest fleet of waste-fluids collection vehicles in Arizona and Nevada. The Company competes with numerous smaller and several larger collection companies in its current market primarily on the basis of quality of service and price.

     Competition in the soil-remediation business is intense. The Company's principal competitors are landfills, including major landfill companies. The Company also currently competes with companies offering a wide range of disposal options, including other fixed-site, thermal-treatment facilities, operators of mobile thermal-treatment facilities, bioremediation and vapor-extraction facilities, and, in certain states, with asphalt plants and brick kilns that use the contaminated soil in their production processes. Competition in the soil-remediation market has always been highly localized, consisting mostly of single-site or single-unit operators. Competitive conditions limit the prices charged by the Company in each local market for soil-remediation services.

Pricing is therefore a major competitive factor for the Company. The Company believes competition and price pressure will remain intense for the foreseeable future.

     Approximately 20 companies offer environmental management and information systems of the type provided by the Company. While some of these companies possess resources similar to those of the Company, many are large, national consulting firms that devote a relatively small percentage of their resources to this area. The Company competes for business, both regionally and nationally, primarily on the basis of reputation and the quality of it services and, to a lesser extent, on price. Less than 10% of the Company's work in this area is obtained through a bidding process.

     (xi) Environmental Protection Regulations

     The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

     (xii) Number of Employees

     As of April 4, 1998, the Company employed a total of 952 persons.

(d) Financial Information About Exports by Domestic Operations and About Foreign Operations

     Not applicable.

(e)  Executive Officers of the Registrant

                                        Present Title (Fiscal Year First
     Name                    Age        Became Executive Officer)
     ---------------------------------------------------------------------
     Dr. Robert W. Dunlap     61        President and Chief Executive
                                          Officer (1996)
     John N. Hatsopoulos      63        Chief Financial Officer and
                                        Senior Vice President (1993)
     Jeffrey L. Powell        39        Senior Vice President (1993)
     Nels R. Johnson          47        Vice President (1995)
     James Lousararian        39        Vice President (1991)
     Norman A. Pedersen       40        Vice President (1997)
     Paul F. Kelleher         55        Chief Accounting Officer (1993)

     Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers except Messrs. Dunlap, Powell, Johnson, and Pedersen have held comparable positions for at least five years, with either the Company, Thermo TerraTech, or Thermo Electron. Dr. Dunlap has been President and Chief Executive Officer of the Company since April 1998, was a Vice President of the Company from 1996 through April 1998, and has served as President of ReTec, which he helped found, since 1985. Mr. Powell served as President of the Company since its inception in 1993, and as its Chief Executive Officer from May 1997 until April 1998, when he was named Senior Vice President. Mr. Johnson has been Vice President of the Company since 1995. He has served as President of the Company's Thermo Nutech business since 1988. Mr. Pedersen has been Vice President of ReTec since 1995. He has also served as Director of Business Development for the Company and other Thermo Electron entities since 1991. Messrs. Dunlap, Powell, Johnson, Lousararian, and Pedersen are full-time employees of the Company. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2. Properties

     The Company occupies approximately 116,000 square feet, pursuant to leases expiring in fiscal 1999 through 2003, primarily in Colorado, Pennsylvania, Massachusetts, Washington, Texas, Indiana, and North Carolina, from which it provides industrial remediation services.

     The Company leases approximately 38,000 square feet, pursuant to leases expiring in fiscal 1999 through 2001, in New Mexico and Tennessee, and owns approximately 34,000 square feet in New Mexico and California, from which it provides nuclear-remediation services.

     The Company owns approximately 50,000 square feet in Idaho and Arizona and occupies an aggregate of approximately six acres on a site in Arizona and one site in Nevada pursuant to leases expiring in fiscal 1999, consisting of office space, fluids-recycling and maintenance facilities, and sites for fluids storage tanks.

     The Company owns approximately 72 acres in Maryland, California, and Oregon, from which it provides soil-remediation services. The Company occupies approximately 19 acres in New York, Washington, California, and South Carolina, pursuant to leases expiring in fiscal 1999 through 2006, from which it provides soil-remediation services. The Company also occupies approximately 12,000 square feet of office and engineering space in Florida, pursuant to a lease expiring in fiscal 1999.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder
        Matters

     Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

     The information concerning the Registrant's selected financial data is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's Consolidated Financial Statements as of April 4, 1998, are included in the Registrant's Fiscal 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

   (a,d) Financial Statements and Schedules

          (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

          (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

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

Date: June 11, 1998                  THERMO REMEDIATION INC.



                                     By: Robert W. Dunlap
                                         ------------------------------
                                         Robert W. Dunlap
                                         President and Chief Executive
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 29, 1998.

Signature                            Title

By: Robert W. Dunlap                 President, Chief Executive Officer,
    -----------------------            and Director
    Robert W. Dunlap

By: John N. Hatsopoulos              Chief Financial Officer and
    -----------------------            Senior Vice President
    John N. Hatsopoulos

By: Paul F. Kelleher                 Chief Accounting Officer
    -----------------------
    Paul F. Kelleher

By: John P. Appleton                 Chairman of the Board and Director
    -----------------------
    John P. Appleton

By: Elias P. Gyftopoulos             Director
    -----------------------
    Elias P. Gyftopoulos

By: Fred Holubow                     Director
    -----------------------
    Fred Holubow

By: Theo Melas-Kyriazi               Director
    -----------------------
    Theo Melas-Kyriazi

By: Frank E. Morris                  Director
    -----------------------
    Frank E. Morris

By: William A. Rainville             Director
    -----------------------
    William A. Rainville

                  Report of Independent Public Accountants

   To the Shareholders and Board of Directors of Thermo Remediation Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Remediation Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 12, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          Arthur Andersen LLP



Boston, Massachusetts
May 12, 1998

SCHEDULE II

                             THERMO REMEDIATION INC.

                        VALUATION and QUALIFYING ACCOUNTS

                                 (In thousands)


                  Balance
                       at  Provision            Accounts            Balance
                Beginning Charged to  Accounts  Written-             at End
Description       of Year    Expense Recovered       off   Other(a) of Year
---------------------------------------------------------------------------
Allowance for
  Doubtful Accounts

Fiscal Year Ended
  April 4, 1998    $1,557     $  193    $    -    $ (144)   $   84   $1,690

Fiscal Year Ended
  March 29, 1997   $  786     $  162    $    5    $ (191)   $  795   $1,557

Fiscal Year Ended
  March 30, 1996   $  394     $ (184)   $   12    $  (96)   $  660   $  786

(a) Includes allowances of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual Report to Shareholders.

                                 EXHIBIT INDEX


Exhibit
Number        Description of Exhibit

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

   2.5 Non-Competition and Non-Disclosure Agreement dated as of October 1, 1993, among Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.), TPS Technologies Inc., and the Registrant (filed as Exhibit
              2.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

   3.1        Certificate of Incorporation of the Registrant (filed as Exhibit
              3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

   3.2 Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

   3.3 Fiscal Agency Agreement dated as of May 5, 1995, among the Registrant, Thermo Electron Corporation, and Chemical Bank, as Fiscal Agent, with respect to the Registrant's 4 7/8% convertible subordinated debentures due 2000.

Exhibit
Number        Description of Exhibit

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

Exhibit
Number        Description of Exhibit

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo TerraTech for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

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

  10.12 Note dated December 24, 1994, from the Registrant to Thermo Electron Corporation (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-12636] and incorporated herein by reference).

  10.13 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of February 12, 1998, between the Registrant and Thermo Electron Corporation.

  10.14 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of February 26, 1998, between the Registrant and Thermo TerraTech Inc.

Exhibit
Number        Description of Exhibit

  10.15 Agreement and Plan of Merger dated as of December 1, 1995, by and among the Registrant, TRI Acquisition Inc. and Remediation Technologies, Inc. (filed as Exhibit 2(a) to Thermo TerraTech's Current Report on Form 8-K relating to the events occurring on December 8, 1995 [File No. 1-9549] and incorporated herein by reference).

  10.16 Agreement and Plan of Merger dated as of June 28, 1995, by and among Thermo TerraTech Inc., Eberline Acquisition Inc., the Registrant, and Eberline Holdings Inc. (filed as Appendix B to the Registrant's Proxy Statement for the Annual Meeting held on December 13, 1995 [File No. 1-12636] and incorporated herein by reference).

  10.17       Restated Stock Holdings Assistance Plan and Form of
              Executive Loan.

  13 Annual Report to Shareholders for the fiscal year ended April 4, 1998 (only those portions incorporated herein by reference).

  21          Subsidiaries of the Registrant.

  23          Consent of Arthur Andersen LLP.

  27          Financial Data Schedule.