Form 10-Q
period 1998-07-04
THERMO REMEDIATION INC
filed 1998-08-10
CIK 913771

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                --------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

                         Commission File Number 1-12636

                             THERMO REMEDIATION INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                           59-3203761
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

Damonmill Square
9 Pond Lane, Suite 5A
Concord, Massachusetts                                             01742-2851
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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                  Outstanding at July 31, 1998
    ----------------------------      ----------------------------
    Common Stock, $.01 par value               12,939,744

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMO REMEDIATION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       July 4,    April 4,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $5,814 and
    $8,000 under repurchase agreement with
    affiliated company)                               $  6,092    $  8,912
  Available-for-sale investments, at quoted market
    value (amortized cost of $2,008)                     1,998       2,003
  Accounts receivable, less allowances of $1,649
    and $1,690                                          31,183      30,529
  Unbilled contract costs and fees                       9,973       8,154
  Prepaid and refundable income taxes                    2,257       2,256
  Prepaid expenses                                       2,064       2,257
  Due from parent company and Thermo Electron              631         667
                                                      --------    --------

                                                        54,198      54,778
                                                      --------    --------

Property, Plant, and Equipment, at Cost                 58,004      57,040
  Less: Accumulated depreciation and amortization       21,385      20,029
                                                      --------    --------

                                                        36,619      37,011
                                                      --------    --------

Other Assets                                            10,858      10,954
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies      37,296      37,568
                                                      --------    --------

                                                      $138,971    $140,311
                                                      ========    ========

                             THERMO REMEDIATION INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                       July 4,    April 4,
(In thousands except share amounts)                       1998        1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                    $ 10,243    $ 10,936
  Accrued payroll and employee benefits                  4,800       4,875
  Deferred revenue                                       2,572       3,374
  Billings in excess of revenues earned                  1,129       1,277
  Other accrued expenses                                 4,241       4,375
                                                      --------    --------

                                                        22,985      24,837
                                                      --------    --------

Deferred Income Taxes                                      407         407
                                                      --------    --------

Long-term Obligations:
  4 7/8% Subordinated convertible debentures
    (includes $3,000 of related-party debt)             37,950      37,950
  3 7/8% Subordinated convertible note, due to
    parent company                                       2,650       2,650
                                                      --------    --------

                                                        40,600      40,600
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 14,019,918 shares issued                   140         140
  Capital in excess of par value                        89,055      89,103
  Accumulated deficit                                   (5,104)     (5,592)
  Treasury stock at cost, 1,080,174 and 1,089,085
    shares                                              (9,106)     (9,181)
  Net unrealized loss on available-for-sale
    investments (Note 3)                                    (6)         (3)
                                                      --------    --------

                                                        74,979      74,467
                                                      --------    --------

                                                      $138,971    $140,311
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMO REMEDIATION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $34,416    $28,204
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       28,872     23,833
  Selling, general, and administrative expenses           4,047      3,120
  New business development expenses                         145        222
                                                        -------    -------

                                                         33,064     27,175
                                                        -------    -------

Operating Income                                          1,352      1,029

Interest Income                                             166        294
Interest Expense (includes $62 to related parties
  in fiscal 1999 and 1998)                                 (541)      (563)
Equity in Earnings of Unconsolidated Subsidiary               -        118
Other Income                                                  -        204
                                                        -------    -------

Income Before Provision for Income Taxes                    977      1,082
Provision for Income Taxes                                  489        506
                                                        -------    -------

Net Income                                              $   488    $   576
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 2)           $   .04    $   .05
                                                        =======    =======

Weighted Average Shares (Note 2):
  Basic                                                  12,935     12,492
                                                        =======    =======
  Diluted                                                12,996     12,767
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMO REMEDIATION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                         July 4,  June 28,
(In thousands)                                              1998      1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                             $   488   $   576
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                        2,043     1,645
      Equity in earnings of unconsolidated subsidiary          -      (118)
      Gain on sale of property, plant, and equipment           -      (204)
      Provision for losses on accounts receivable             70        13
      Other noncash items                                     (1)      (15)
      Changes in current accounts, excluding the
        effects of acquisition:
          Accounts receivable                             (1,405)   (1,291)
          Unbilled contract costs and fees                (1,819)   (4,112)
          Other current assets                               194      (611)
          Accounts payable                                  (293)   (1,304)
          Other current liabilities                       (1,159)     (841)
          Due from parent company and Thermo Electron         35      (180)
                                                         -------   -------

Net cash used in operating activities                     (1,847)   (6,442)
                                                         -------   -------

Investing Activities:
  Acquisition, net of cash acquired                            -    (1,160)
  Purchases of property, plant, and equipment             (1,232)     (819)
  Proceeds from sale of property, plant, and
    equipment                                                188       266
  Other                                                        -       (44)
                                                         -------   -------

Net cash used in investing activities                     (1,044)   (1,757)
                                                         -------   -------

Financing Activities:
  Repayment of long-term notes receivable                     43         -
  Net proceeds from issuance of Company common stock          28         1
  Repurchases of Company common stock                          -    (1,700)
                                                         -------   -------

Net cash provided by (used in) financing activities           71    (1,699)
                                                         -------   -------

Decrease in Cash and Cash Equivalents                     (2,820)   (9,898)
Cash and Cash Equivalents at Beginning of Period           8,912    18,600
                                                         -------   -------

Cash and Cash Equivalents at End of Period               $ 6,092   $ 8,702
                                                         =======   =======

                             THERMO REMEDIATION INC.

                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                         July 4,  June 28,
(In thousands)                                              1998      1997
--------------------------------------------------------------------------

Noncash Activities:
  Fair value of assets of acquired company               $     -   $ 2,100
  Cash paid for acquired company                               -    (1,600)
                                                         -------   -------

    Liabilities assumed of acquired company              $     -   $   500
                                                         =======   =======


The accompanying notes are an integral part of these consolidated financial statements

                             THERMO REMEDIATION INC.

               Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Remediation Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, and the results of operations and cash flows for the three-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of April 4, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, filed with the Securities and Exchange Commission.

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Basic
Net Income                                              $   488    $   576
                                                        -------    -------

Weighted Average Shares                                  12,935     12,492
                                                        -------    -------

Basic Earnings per Share                                $   .04    $   .05
                                                        =======    =======

Diluted
Net Income                                              $   488    $   576
                                                        -------    -------

Weighted Average Shares                                  12,935     12,492
Effect of Stock Options                                      61        275
                                                        -------    -------

Weighted Average Shares, as Adjusted                     12,996     12,767
                                                        -------    -------

Diluted Earnings per Share                              $   .04    $   .05
                                                        =======    =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options and warrants because the effect would be antidilutive. As of July 4, 1998, there were 1,773,496 of such options and warrants outstanding, with exercise prices ranging from $5.84 to $15.40 per share. In addition, the computation of diluted earnings per share for all periods excludes the effect of assuming the conversion of $37,950,000 principal amount of 4 7/8% subordinated convertible debentures, convertible at $17.92 per share, and $2,650,000 principal amount of a 3 7/8% subordinated convertible note, convertible at $9.83 per share, because the effect would be antidilutive.

3.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents unrealized, net of tax, losses from available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of fiscal 1999 and 1998, the Company's comprehensive income totaled $485,000 and $575,000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, filed with the Securities and Exchange Commission.

Overview

    The Company is a national provider of environmental-liability management services. Through a nationwide network of offices, the Company offers these and related consulting services in five areas: industrial remediation, nuclear remediation, waste-fluids collection and recycling, soil remediation, and environmental-management and information-technology systems.

    The Company's industrial remediation businesses provide consultation, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic and inorganic wastes and residues. In May 1997, the Company's Remediation Technologies, Inc. (RETEC) subsidiary acquired TriTechnics Corporation, an environmental engineering and consulting firm. The Company's IEM Sealand subsidiary performs the cleanup of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive wastes.

    In the nuclear-remediation area, the Company provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. In November 1997, the Company acquired Benchmark Environmental Corporation, a provider of nuclear-remediation and waste-management services to government and private sector clients.

    The Company also collects, tests, processes, and recycles used motor oil and other industrial fluids.

    Through its TPS Technologies division, the Company designs and operates facilities for the remediation of nonhazardous soil and mobile equipment for the on-site remediation of such wastes. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils.

    Through its RPM Systems, Inc. subsidiary, acquired in August 1997, the Company develops and implements management and computer-based systems that aid in the collection and application of environmental data, helping to establish or improve a customer's environmental-compliance program while controlling the related costs.

    The Company's businesses are affected by several factors, particularly extreme weather variations, economic cycles, regulation and enforcement of remediation activities, the availability of federal and state funding for environmental cleanup, and local competition.

    The Company has acquired a number of businesses in the last three years. The Company does not presently intend to actively seek to make additional acquisitions in the near future, and expects instead to concentrate its resources on strengthening its core businesses. The Company may, however, acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive.

    The Company has proposed changing its name to ThermoRetec Corporation, subject to shareholder approval.

                             THERMO REMEDIATION INC.

Results of Operations

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

    Revenues in the first quarter of fiscal 1999 increased 22% to $34,416,000 from $28,204,000 in the first quarter of fiscal 1998. Industrial remediation revenues increased due to higher revenues from consulting and engineering services at RETEC and, to a lesser extent, the inclusion of $732,000 in revenues from an acquired company, offset in part by a $4,180,000 decrease in revenues resulting from a decline in the number of contracts in process at IEM Sealand. Revenues from nuclear services and fluids-recycling services increased primarily due to the inclusion of $1,932,000 in revenues from an acquired business and, to a lesser extent, increased revenues at certain of the Company's nuclear-remediation sites. Revenues from soil-remediation services increased $1,809,000 in fiscal 1999, resulting from increases in the volume of soil processed.

    The gross profit margin was 16.1% in the first quarter of fiscal 1999, compared with 15.5% in the first quarter of fiscal 1998. The gross profit margin increased due to higher volumes of soil processed and, to a lesser extent, higher margins at acquired companies, offset in part by lower margins on certain remedial-construction contracts at IEM Sealand.

    Selling, general, and administrative expenses as a percentage of revenues increased to 12% in the first quarter of fiscal 1999 from 11% in the first quarter of fiscal 1998, primarily due to higher expenses as a percentage of revenues at IEM Sealand.

    Interest income decreased to $166,000 in the first quarter of fiscal 1999 from $294,000 in the first quarter of fiscal 1998 as a result of lower average invested balances in fiscal 1999.

    Equity in earnings of unconsolidated subsidiary in fiscal 1998 represents the Company's proportionate share of income from a joint venture that was sold in fiscal 1998.

    The effective tax rates in the first quarter of fiscal 1999 and 1998 were 50% and 47%, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in fiscal 1999 due to the higher relative effect of nondeductible expenses.

    In July 1998, the Company filed suit against a customer, seeking payment of $2.8 million that has been billed under a contract to provide remediation services. The customer has disputed its obligation to pay the Company. While the Company generally maintains reserves for these types of matters, failure to collect this receivable would have a material adverse impact on the Company's future results of operations.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems, as well as products purchased by the

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

Company. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing whether its key suppliers are adequately addressing the year 2000 issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue, as it relates to products purchased from key suppliers, is not reasonably likely to have a material adverse effect on the Company's future results of operations.

Liquidity and Capital Resources

    Consolidated working capital, including cash, cash equivalents, and available-for-sale investments, was $31,213,000 at July 4, 1998, compared with $29,941,000 at April 4, 1998. Cash, cash equivalents, and available-for-sale investments were $8,090,000 at July 4, 1998, compared with $10,915,000 at April 4, 1998. During the first quarter of fiscal 1999, the Company used $1,847,000 of cash for operating activities. The Company used cash to fund an increase in unbilled contract costs and fees of $1,819,000 and an increase in accounts receivable of $1,405,000, primarily as a result of a large remedial-construction contract and, to a lesser extent, increased sales.

    The Company's investing activities used $1,044,000 of cash during the first quarter of fiscal 1999. The Company expended $1,232,000 for purchases of property, plant, and equipment. The Company plans to make capital expenditures of approximately $4,000,000 during the remainder of fiscal 1999.

    During the first quarter of fiscal 1999, the Company's financing activities provided $71,000 of cash. The Company's Board of Directors has authorized the repurchase, through July 1998, of up to $15,000,000 of its own securities. Through July 4, 1998, the Company had expended $11,372,000 under this authorization, none of which was expended during fiscal 1999.
All such purchases are funded from working capital.

    On August 4, 1998, the Company's Board of Directors declared a semiannual dividend of $0.10 per share of common stock, payable on September 1, 1998, to shareholders of record as of August 18, 1998. The amount of cash dividends ultimately paid by the Company is dependent on the number of shareholders participating in the Company's Dividend Reinvestment Plan.

    Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo TerraTech Inc. or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                             THERMO REMEDIATION INC.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1998.

                                          THERMO REMEDIATION INC.



                                          Paul F. Kelleher
                                          ---------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          John N. Hatsopoulos
                                          ---------------------------
                                          John N. Hatsopoulos
                                          Chief Financial Officer and
                                            Senior Vice President

                             THERMO REMEDIATION INC.

                                  EXHIBIT INDEX


Exhibit
Number          Description of Exhibit
-----------------------------------------------------------------------------
  27            Financial Data Schedule.