Form 10-Q
period 1998-10-03
THERMO REMEDIATION INC
filed 1998-11-09
CIK 913771

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

                         Commission File Number 1-12636

                             THERMORETEC CORPORATION
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

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                  Outstanding at October 30, 1998
    ----------------------------      -------------------------------
    Common Stock, $.01 par value                13,167,398

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMORETEC CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     October 3,   April 4,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $5,155 and
    $8,000 under repurchase agreement with
    affiliated company)                               $  5,157    $  8,912
  Available-for-sale investments, at quoted market
    value (amortized cost of $2,008)                     2,006       2,003
  Accounts receivable, less allowances of $1,709
    and $1,690                                          35,432      30,529
  Unbilled contract costs and fees                       9,031       8,154
  Prepaid and refundable income taxes                    5,384       2,256
  Prepaid expenses                                       1,999       2,257
  Due from parent company and Thermo Electron                -         667
                                                      --------    --------

                                                        59,009      54,778
                                                      --------    --------

Property, Plant, and Equipment, at Cost                 51,689      57,040
  Less: Accumulated depreciation and amortization       21,263      20,029
                                                      --------    --------

                                                        30,426      37,011
                                                      --------    --------

Other Assets                                             9,423      10,954
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies      36,420      37,568
                                                      --------    --------

                                                      $135,278    $140,311
                                                      ========    ========

                             THERMORETEC CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    October 3,    April 4,
(In thousands except share amounts)                       1998        1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                    $  8,949    $ 10,936
  Accrued payroll and employee benefits                  5,789       4,875
  Deferred revenue                                       3,003       3,374
  Billings in excess of revenues earned                  1,060       1,277
  Other accrued expenses (Note 4)                        6,040       4,375
  Due to parent company and Thermo Electron                233           -
                                                      --------    --------

                                                        25,074      24,837
                                                      --------    --------

Deferred Income Taxes                                      407         407
                                                      --------    --------

Long-term Obligations:
  4 7/8% Subordinated convertible debentures
    (includes $3,325 and $3,000 of related-party
    debt)                                               37,950      37,950
  3 7/8% Subordinated convertible note, due to
    parent company                                       2,650       2,650
                                                      --------    --------

                                                        40,600      40,600
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 14,247,572 and 14,019,918 shares
    issued                                                 142         140
  Capital in excess of par value                        89,944      89,103
  Accumulated deficit                                  (11,782)     (5,592)
  Treasury stock at cost, 1,080,174 and 1,089,085
    shares                                              (9,106)     (9,181)
  Net unrealized loss on available-for-sale
    investments (Note 3)                                    (1)         (3)
                                                      --------    --------

                                                        69,197      74,467
                                                      --------    --------

                                                      $135,278    $140,311
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMORETEC CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                             $35,140       $33,639
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    29,507        28,365
  Selling, general, and administrative
    expenses                                           3,930         3,752
  Restructuring costs (Note 4)                         9,176             -
                                                     -------       -------

                                                      42,613        32,117
                                                     -------       -------
Operating Income (Loss)                               (7,473)        1,522

Interest Income                                          185           248
Interest Expense (includes $66 and $62 to
  related parties)                                      (542)         (544)
Equity in Earnings of Unconsolidated
  Subsidiary                                               -            56
                                                     -------       -------

Income (Loss) Before Income Taxes                     (7,830)        1,282
Income Tax (Provision) Benefit                         2,507          (586)
                                                     -------       -------

Net Income (Loss)                                    $(5,323)      $   696
                                                     =======       =======

Basic and Diluted Earnings (Loss) per
  Share (Note 2)                                     $  (.41)      $   .06
                                                     =======       =======

Weighted Average Shares (Note 2):
  Basic                                               13,027        12,446
                                                     =======       =======

  Diluted                                             13,027        12,586
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMORETEC CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Six Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                             $69,556       $61,843
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    58,379        52,198
  Selling, general, and administrative
    expenses                                           8,122         7,094
  Restructuring costs (Note 4)                         9,176             -
                                                     -------       -------

                                                      75,677        59,292
                                                     -------       -------

Operating Income (Loss)                               (6,121)        2,551

Interest Income                                          351           542
Interest Expense (includes $128 and $124 to
  related parties)                                    (1,083)       (1,107)
Equity in Earnings of Unconsolidated
  Subsidiary                                               -           174
Other Income                                               -           204
                                                     -------       -------

Income (Loss) Before Income Taxes                     (6,853)        2,364
Income Tax (Provision) Benefit                         2,018        (1,092)
                                                     -------       -------

Net Income (Loss)                                    $(4,835)      $ 1,272
                                                     =======       =======

Basic and Diluted Earnings (Loss) per
  Share (Note 2)                                     $  (.37)      $   .10
                                                     =======       =======

Weighted Average Shares (Note 2):
  Basic                                               12,981        12,469
                                                     =======       =======

  Diluted                                             12,981        12,677
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMORETEC CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Six Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income (loss)                                $ (4,835)      $  1,272
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Noncash restructuring costs (Note 4)            8,105              -
      Depreciation and amortization                   4,027          3,361
      Equity in earnings of unconsolidated
        subsidiary                                        -           (174)
      Provision for losses on accounts
        receivable                                      135             31
      Other noncash items                               116           (216)
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                        (5,663)        (4,675)
          Unbilled contract costs and fees             (877)        (5,880)
          Other current assets                       (2,861)          (597)
          Accounts payable                           (1,587)           205
          Other current liabilities (Note 4)          1,952         (1,406)
          Due from parent company and Thermo
            Electron                                    900           (594)
                                                   --------       --------

Net cash used in operating activities                  (588)        (8,673)
                                                   --------       --------

Investing Activities:
  Acquisitions, net of cash acquired                   (576)        (2,289)
  Purchases of property, plant, and equipment        (2,330)        (3,464)
  Proceeds from sale of property, plant, and
    equipment                                           185            268
  Other                                                 (76)          (575)
                                                   --------       --------

Net cash used in investing activities                (2,797)        (6,060)
                                                   --------       --------

Financing Activities:
  Dividends paid                                       (463)          (354)
  Repayment of long-term notes receivable                65              -
  Net proceeds from issuance of Company common
    stock                                                28              6
  Repurchases of Company common stock                     -         (2,472)
                                                   --------       --------

Net cash used in financing activities                  (370)        (2,820)
                                                   --------       --------

Decrease in Cash and Cash Equivalents                (3,755)       (17,553)
Cash and Cash Equivalents at Beginning of
  Period                                              8,912         18,600
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $  5,157       $  1,047
                                                   ========       ========

                             THERMORETEC CORPORATION
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)


                                                     Six Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Noncash Activities:
  Fair value of assets of acquired companies       $    576       $  6,289
  Cash paid for acquired companies                     (576)        (2,765)
  Issuance of common stock for acquired
    companies                                             -         (2,400)
                                                   --------       --------

    Liabilities assumed of acquired companies      $      -       $  1,124
                                                   ========       ========

  Dividends reinvested in Company common stock     $    892       $    870
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoRetec Corporation (the Company), formerly Thermo Remediation Inc., without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and six-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the six-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of April 4, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. Certain amounts in fiscal 1998 have been reclassified to conform to the presentation in the fiscal 1999 financial statements. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, filed with the Securities and Exchange Commission.

2.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                              Three Months Ended        Six Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Basic
Net Income (Loss)             $(5,323)    $   696      $(4,835)    $ 1,272
                              -------     -------      -------     -------

Weighted Average Shares        13,027      12,446       12,981      12,469
                              -------     -------      -------     -------

Basic Earnings (Loss) per
  Share                       $  (.41)    $   .06      $  (.37)    $   .10
                              =======     =======      =======     =======

Diluted
Net Income (Loss)             $(5,323)    $   696      $(4,835)    $ 1,272
                              -------     -------      -------     -------

Weighted Average Shares        13,027      12,446       12,981      12,469
Effect of Stock Options             -         140            -         208
                              -------     -------      -------     -------

Weighted Average Shares,
  as Adjusted                  13,027      12,586       12,981      12,677
                              -------     -------      -------     -------

Diluted Earnings (Loss)
  per Share                   $  (.41)    $   .06      $  (.37)    $   .10
                              =======     =======      =======     =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options and warrants because the effect would be antidilutive. As of October 3, 1998, there were 2,065,345 such options and warrants outstanding, with exercise prices ranging from $2.52 to $15.40 per share. In addition, the computation of diluted earnings per share for all periods excludes the effect of assuming the conversion of $37,950,000 principal amount of 4 7/8% subordinated convertible debentures, convertible at $17.92 per share, and $2,650,000 principal amount of a 3 7/8% subordinated convertible note, convertible at $9.83 per share, because the effect would be antidilutive.

3.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents unrealized, net of tax, losses from available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $5,318,000 and had comprehensive income of $693,000, respectively. During the first six months of fiscal 1999 and 1998, the Company had a comprehensive loss of $4,833,000 and had comprehensive income of $1,268,000, respectively.

4.   Restructuring Costs

    During the second quarter of fiscal 1999, the Company recorded $9.2 million of restructuring costs in connection with the closure of two soil-recycling facilities. The costs include a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs. Other accrued expenses in the accompanying balance sheet as of October 3, 1998, include $1,074,000 for closure costs related to the facilities, including severance and lease costs.

5.   Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be taken private and become a wholly owned subsidiary of Thermo TerraTech Inc. It is currently contemplated that the Company's shareholders would receive shares of common stock of Thermo TerraTech in exchange for their shares of the Company's common stock. The completion of this transaction is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of Thermo TerraTech; the negotiation and execution of a definitive merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo TerraTech and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

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

    The Company provides nuclear-remediation services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. In November 1997, the Company acquired Benchmark Environmental Corporation, a provider of nuclear-remediation and waste-management services to government and private sector clients.

    The Company also collects, tests, processes, and recycles used motor oil and other industrial fluids in certain western states (Oregon, Idaho, Nevada, Utah, Colorado, New Mexico, and Arizona).

    Through its TPS Technologies division, the Company designs and operates facilities for the remediation of nonhazardous soil and mobile equipment for the on-site remediation of such wastes. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils.

    The Company's businesses are affected by several factors, particularly regulation and enforcement of remediation activities, extreme weather variations, economic cycles, the availability of federal and state funding for environmental cleanup, and local competition.

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

Results of Operations

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998

    Revenues increased to $35,140,000 in the second quarter of fiscal 1999 from $33,639,000 in the second quarter of fiscal 1998. Industrial remediation revenues increased due to higher revenues from consulting and engineering services at RETEC and, to a lesser extent, the inclusion of $314,000 in revenues from an acquired company. These increases were more than offset by a $5,496,000 decrease in revenues resulting from a decline in the number of contracts in process at IEM Sealand. Revenues from nuclear services increased primarily due to the inclusion of $2,202,000 in revenues from an acquired business. Revenues from fluids-recycling services increased $877,000, primarily due to increased capacity as a result of geographical expansion. Revenues from soil-remediation services increased $1,095,000 in the second quarter of fiscal 1999, resulting from higher volumes of soil processed. The Company believes that the recent strength in the soil-remediation market is due in part to compliance with a December 1998 Environmental Protection Agency deadline for modifying underground storage tanks. Although the Company expects this market to remain viable for some time after December 1998, this source of business is expected to wane in future years, and the Company believes it will be required to reposition this business over time.

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998
(continued)

    The gross profit margin was 16.0% in the second quarter of fiscal 1999, compared with 15.7% in the second quarter of fiscal 1998. The gross profit margin increased slightly due to higher volumes of soil processed and, to a lesser extent, higher margins at acquired companies. These increases were offset in part by lower margins on certain remedial-construction contracts at IEM Sealand.

    Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 11.2% in the second quarter of fiscal 1999 and fiscal 1998.

    During the second quarter of fiscal 1999, the Company recorded $9.2 million of restructuring costs in connection with the closure of two soil-recycling facilities. The costs include a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including costs in excess of net assets of acquired companies, as well as other closure costs (Note 4). The closure was in response to changes in market conditions, which resulted in lower priced disposal alternatives. These facilities reported revenues and operating losses of $2,211,000 and $788,000, respectively, in fiscal 1998 and revenues and operating losses before the restructuring charge of $1,846,000 and $119,000, respectively, in the first six months of fiscal 1999.

    Interest income decreased to $185,000 in the second quarter of fiscal 1999 from $248,000 in the second quarter of fiscal 1998 as a result of lower average invested balances.

    Equity in earnings of unconsolidated subsidiary in fiscal 1998 represents the Company's proportionate share of income from a joint venture that was sold in fiscal 1998.

    The Company recorded a tax benefit in the second quarter of fiscal 1999 at an effective rate below the statutory federal income tax rate, primarily due to the relative impact of the write-off of nondeductible costs in excess of net assets of acquired companies. The effective tax rate in the second quarter of fiscal 1998 was 46%. This rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    In July 1998, the Company filed suit against a customer, seeking payment of $2.6 million that has been billed under a contract to provide remediation services. The customer has disputed its obligation to pay the Company. While the Company generally maintains reserves for these types of matters, failure to collect this receivable would have a material adverse impact on the Company's future results of operations.

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998

    Revenues in the first six months of fiscal 1999 increased 12% to $69,556,000 from $61,843,000 in the first six months of fiscal 1998. Industrial remediation revenues increased due to higher revenues from consulting and engineering services at RETEC and, to a lesser extent, the inclusion of $1,046,000 in revenues from an acquired company. These increases were more than offset by a $9,675,000 decrease in revenues resulting from a decline in the number of contracts in process at IEM Sealand. Revenues from nuclear services increased primarily due to the inclusion of $4,134,000 in revenues from an acquired business. Revenues from fluids-recycling services increased $1,756,000, primarily due to increased capacity as a result of geographical expansion. Revenues from soil-remediation services increased $2,904,000 in fiscal 1999, resulting from higher volumes of soil processed.

    The gross profit margin was 16.1% in the first six months of fiscal 1999, compared with 15.6% in the first six months of fiscal 1998. The gross profit margin increased due to the reasons discussed in the results for the second quarter.

    Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 11.7% in the first six months of fiscal 1999 and 11.5% in the first six months of fiscal 1998.

    During the second quarter of fiscal 1999, the Company recorded $9.2 million of restructuring costs in connection with the closure of two soil-recycling facilities (Note 4).

    Interest income decreased to $351,000 in the first six months of fiscal 1999 from $542,000 in the first six months of fiscal 1998 as a result of lower average invested balances.

    Equity in earnings of unconsolidated subsidiary in fiscal 1998 represents the Company's proportionate share of income from a joint venture that was sold in fiscal 1998.

    The Company recorded a tax benefit in the first six months of fiscal 1999 at an effective rate below the statutory federal income tax rate primarily due to the relative impact of the write-off of nondeductible costs in excess of net assets of acquired companies. The effective tax rate was 46% in the first six months of fiscal 1998. This rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

    Consolidated working capital, including cash, cash equivalents, and available-for-sale investments, was $33,935,000 at October 3, 1998, compared with $29,941,000 at April 4, 1998. Cash, cash equivalents, and available-for-sale investments were $7,163,000 at October 3, 1998, compared with $10,915,000 at April 4, 1998. During the first six months of fiscal 1999, the Company used $588,000 of cash for operating activities. The Company used cash to fund an increase in accounts receivable of $5,663,000, primarily as a result of a large remedial-construction contract and a slowing of collections. The Company expects to increase collection efforts over the remainder of fiscal 1999. Cash of $2,861,000 was used to fund an increase in other current assets, primarily prepaid and refundable income taxes.

    The Company's investing activities used $2,797,000 of cash during the first six months of fiscal 1999. The Company expended $2,330,000 for purchases of property, plant, and equipment and plans to make capital expenditures of approximately $2,900,000 during the remainder of fiscal 1999. In August 1998, the Company, through its Thermo Fluids subsidiary, acquired substantially all of the assets of Genesis Petroleum Corporation (Genesis) for $576,000 in cash. Genesis provides oil collections and oil re-refinery services.

    During the first six months of fiscal 1999, the Company's financing activities used $370,000 of cash. On September 1, 1998, the Company paid a semiannual cash dividend of $0.10 per share of common stock to shareholders of record as of August 18, 1998. The Company paid $463,000 in connection with this dividend. The amount of cash dividends ultimately paid by the Company is dependent on the number of shareholders participating in the Company's Dividend Reinvestment Plan. The Company's Board of Directors has authorized the repurchase, through July 1998, of up to $15,000,000 of its own securities. Through October 3, 1998, the Company had expended $11,372,000 under this authorization, none of which was expended during fiscal 1999. All such purchases are funded from working capital.

    Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. In addition, $37,950,000 of the Company's 4 7/8% convertible debentures mature on May 1, 2000. The Company expects that it will finance any such acquisitions and the redemption of such debentures through a combination of internal funds and/or short-term borrowings from Thermo TerraTech Inc. or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information- technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information-technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the

Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Some services provided by the Company may involve the delivery to clients of third-party software and hardware. Accordingly, the Company may see an increase in warranty and other claims related to Company services that incorporate such software or hardware. In addition, certain older third-party products, which the Company no longer uses in providing its services to clients, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holder

    On September 15, 1998, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 1999. The Directors elected at the meeting were: Dr. John P. Appleton, Dr. Robert W. Dunlap, Dr. Elias P. Gyftopoulos, Mr. Fred Holubow, Mr. Theo Melas-Kyriazi, Dr. Frank E. Morris, and Mr. William A. Rainville. Dr. John
P. Appleton, Dr. Robert W. Dunlap, Mr. Fred Holubow and Mr. Theo Melas-Kyriazi each received 12,668,474 shares voted in favor of his election and 16,633 shares voted against. Dr. Elias P. Gyftopoulos and Mr. Frank E. Morris each received 12,668,380 shares voted in favor of his election and 16,727 shares voted against. Mr. William A. Rainville received 12,667,724 shares voted in favor of his election and 17,383 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 4 - Submission of Matters to a Vote of Security Holder (continued)

    At the Annual Meeting, the shareholders also approved a proposal to amend the Company's Certificate of Incorporation to change the name of the Corporation to ThermoRetec Corporation: 12,675,531 shares voted in favor of the proposal, 4,096 shares voted against the proposal, and 5,480 shares abstained. No broker nonvotes were recorded on the proposal.

Item 6 - Exhibits

(a)  Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b)  Reports on Form 8-K

    On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed corporate reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

    On September 29, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring and other charges recorded during the second quarter of fiscal 1999.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 1998.

                                          THERMORETEC CORPORATION



                                          Paul F. Kelleher
                                          ---------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          John N. Hatsopoulos
                                          ---------------------------
                                          John N. Hatsopoulos
                                          Chief Financial Officer and
                                            Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
------------------------------------------------------------------------------
   3       Certificate of Incorporation, as amended, of the Registrant.

  27       Financial Data Schedule.