Form 10-Q
period 1999-01-02
THERMO REMEDIATION INC
filed 1999-02-05
CIK 913771

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended January 2, 1999.

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

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                  Outstanding at January 29, 1999
    ----------------------------      --------------------------------
    Common Stock, $.01 par value                13,167,907

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                             THERMORETEC CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     January 2,   April 4,
(In thousands)                                            1999        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $14,050 and
    $8,000 under repurchase agreement with
    affiliated company)                               $ 14,050    $  8,912
  Available-for-sale investments, at quoted market
    value (amortized cost of $2,008)                         -       2,003
  Accounts receivable, less allowances of $1,066
    and $1,690                                          33,626      30,529
  Unbilled contract costs and fees                       9,095       8,154
  Prepaid and refundable income taxes                    5,384       2,256
  Prepaid expenses                                       1,829       2,257
  Due from parent company and Thermo Electron                -         667
                                                      --------    --------

                                                        63,984      54,778
                                                      --------    --------

Property, Plant, and Equipment, at Cost (Note 4)        52,342      57,040
  Less: Accumulated depreciation and amortization       22,419      20,029
                                                      --------    --------

                                                        29,923      37,011
                                                      --------    --------

Other Assets (Note 4)                                    9,612      10,954
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies
  (Note 4)                                              35,930      37,568
                                                      --------    --------

                                                      $139,449    $140,311
                                                      ========    ========

                             THERMORETEC CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    January 2,    April 4,
(In thousands except share amounts)                       1999        1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                    $ 11,250    $ 10,936
  Accrued payroll and employee benefits                  5,853       4,875
  Deferred revenue                                       2,642       3,374
  Billings in excess of revenues earned                  1,747       1,277
  Other accrued expenses (Note 4)                        6,275       4,375
  Due to parent company and Thermo Electron                908           -
                                                      --------    --------

                                                        28,675      24,837
                                                      --------    --------

Deferred Income Taxes                                      407         407
                                                      --------    --------

Long-term Obligations:
  4 7/8% Subordinated convertible debentures
    (includes $3,425 and $3,000 of related-party
    debt)                                               37,950      37,950
  3 7/8% Subordinated convertible note, due to
    parent company                                       2,650       2,650
                                                      --------    --------

                                                        40,600      40,600
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 14,247,572 and 14,019,918 shares
    issued                                                 142         140
  Capital in excess of par value                        89,942      89,103
  Accumulated deficit                                  (11,215)     (5,592)
  Treasury stock at cost, 1,079,665 and 1,089,085
    shares                                              (9,102)     (9,181)
  Net unrealized loss on available-for-sale
    investments (Note 3)                                     -          (3)
                                                      --------    --------

                                                        69,767      74,467
                                                      --------    --------

                                                      $139,449    $140,311
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMORETEC CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 January 2,     January 3,
(In thousands except per share amounts)                1999           1998
--------------------------------------------------------------------------

Revenues                                             $36,907       $34,620
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    31,364        30,673
  Selling, general, and administrative
    expenses                                           4,188         3,633
                                                     -------       -------

                                                      35,552        34,306
                                                     -------       -------

Operating Income                                       1,355           314

Interest Income                                          197           231
Interest Expense (includes $67 and $62 to
  related parties)                                      (542)         (558)
Gain on Sale of Unconsolidated Subsidiary                  -         3,012
                                                     -------       -------

Income Before Income Taxes                             1,010         2,999
Income Tax Provision                                    (504)       (1,298)
                                                     -------       -------

Net Income                                           $   506       $ 1,701
                                                     =======       =======

Basic and Diluted Earnings per Share (Note 2)        $   .04       $   .13
                                                     =======       =======

Weighted Average Shares (Note 2):
  Basic                                               13,168        12,718
                                                     =======       =======

  Diluted                                             13,178        15,207
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMORETEC CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Nine Months Ended
                                                  ------------------------
                                                  January 2,    January 3,
(In thousands except per share amounts)                 1999          1998
--------------------------------------------------------------------------

Revenues                                            $106,463      $ 96,463
                                                    --------      --------

Costs and Operating Expenses:
  Cost of revenues                                    89,743        82,871
  Selling, general, and administrative
    expenses                                          12,310        10,727
  Restructuring costs (Note 4)                         9,176             -
                                                    --------      --------

                                                     111,229        93,598
                                                     -------       -------

Operating Income (Loss)                               (4,766)        2,865

Interest Income                                          548           773
Interest Expense (includes $195 and $186 to
  related parties)                                    (1,625)       (1,665)
Equity in Earnings of Unconsolidated
  Subsidiary                                               -           174
Gain on Sale of Unconsolidated Subsidiary                  -         3,012
Other Income                                               -           204
                                                    --------      --------

Income (Loss) Before Income Taxes                     (5,843)        5,363
Income Tax (Provision) Benefit                         1,514        (2,390)
                                                    --------      --------

Net Income (Loss)                                   $ (4,329)     $  2,973
                                                    ========      ========

Basic and Diluted Earnings (Loss) per
  Share (Note 2):
    Basic                                           $   (.33)     $    .24
                                                    ========      ========

    Diluted                                         $   (.33)     $    .23
                                                    ========      ========
Weighted Average Shares (Note 2):
    Basic                                             13,043        12,552
                                                    ========      ========

    Diluted                                           13,043        12,994
                                                    ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMORETEC CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Nine Months Ended
                                                   -----------------------
                                                   January 2,   January 3,
(In thousands)                                           1999         1998
--------------------------------------------------------------------------

Operating Activities:
  Net income (loss)                                  $ (4,329)   $  2,973
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Noncash restructuring costs (Note 4)              8,105           -
      Depreciation and amortization                     5,797       5,615
      Equity in earnings of unconsolidated
        subsidiary                                          -        (174)
      Gain on sale of unconsolidated subsidiary             -      (3,012)
      Provision for losses on accounts
        receivable                                        285          71
      Other noncash items                                 170        (228)
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                          (2,497)     (9,012)
          Unbilled contract costs and fees               (941)     (1,386)
          Other current assets                         (2,690)       (843)
          Accounts payable                                714       3,720
          Billings in excess of revenues earned           470         588
          Other current liabilities (Note 4)            1,683      (2,644)
          Due to (from) parent company and
            Thermo Electron                             1,575        (477)
                                                     --------    --------

Net cash provided by (used in) operating
  activities                                            8,342      (4,809)
                                                     --------    --------

Investing Activities:
  Acquisitions, net of cash acquired                     (576)     (5,064)
  Purchases of property, plant, and equipment          (3,116)     (4,653)
  Proceeds from sale of unconsolidated
    subsidiary                                              -       8,825
  Proceeds from sale of property, plant, and
    equipment                                             186           -
  Proceeds from sales and maturities of
    available-for-sale investments                      2,006          48
  Purchase of other assets                             (1,368)     (1,285)
  Other                                                   122         472
                                                     --------    --------

Net cash used in investing activities                $ (2,746)   $ (1,657)
                                                     --------    --------

                             THERMORETEC CORPORATION

                                   (Unaudited)


                                                    Nine Months Ended
                                                  ------------------------
                                                  January 2,    January 3,
(In thousands)                                          1999          1998
--------------------------------------------------------------------------

Financing Activities:
  Repurchases of Company common stock              $      -       $ (3,055)
  Dividends paid                                       (402)          (354)
  Net proceeds from issuance of Company common
    stock                                                28             77
  Other                                                 (84)          (454)
                                                   --------       --------

Net cash used in financing activities                  (458)        (3,786)
                                                   --------       --------

Increase (Decrease) in Cash and Cash Equivalents      5,138        (10,252)
Cash and Cash Equivalents at Beginning of
  Period                                              8,912         18,600
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $ 14,050       $  8,348
                                                   ========       ========

Noncash Activities:
  Fair value of assets of acquired companies       $    576       $ 13,629
  Cash paid for acquired companies                     (576)        (5,665)
  Issuance of Company common stock for acquired
    companies                                             -         (2,850)
                                                   --------       --------

    Liabilities assumed of acquired companies      $      -       $  5,114
                                                   ========       ========

  Dividends reinvested in Company common stock     $    892       $    870
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoRetec Corporation (the Company), formerly Thermo Remediation Inc., without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 2, 1999, the results of operations for the three- and nine-month periods ended January 2, 1999, and January 3, 1998, and the cash flows for the nine-month periods ended January 2, 1999, and January 3, 1998. The Company's results of operations for the three-month periods ended January 2, 1999, and January 3, 1998, include 13 weeks and 14 weeks, respectively, and its results of operations for the nine-month periods ended January 2, 1999, and January 3, 1998, include 39 weeks and 40 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                              ------------------       -------------------
(In thousands except          Jan. 2,     Jan. 3,      Jan. 2,     Jan. 3,
per share amounts)               1999        1998         1999        1998
--------------------------------------------------------------------------

Basic
Net Income (Loss)             $   506     $ 1,701      $(4,329)    $ 2,973
                              -------     -------      -------     -------

Weighted Average Shares        13,168      12,718       13,043      12,552
                              -------     -------      -------     -------

Basic Earnings (Loss) per
  Share                       $   .04     $   .13      $  (.33)    $   .24
                              =======     =======      =======     =======

                               Three Months Ended       Nine Months Ended
                               -------------------     -------------------
(In thousands except           Jan. 2,     Jan. 3,     Jan. 2,     Jan. 3,
per share amounts)                1999        1998        1999        1998
--------------------------------------------------------------------------
Diluted
Net Income (Loss)              $   506     $ 1,701     $(4,329)    $ 2,973

Effect of Convertible
  Obligations                        -         293           -          46
                               -------     -------     -------     -------

Income Available to Common
  Shareholders, as Adjusted    $   506     $ 1,994     $(4,329)    $ 3,019
                               -------     -------     -------     -------

Weighted Average Shares         13,168      12,718      13,043      12,552
Effect of:
  Convertible obligations            -       2,387           -         270
  Stock options                     10         102           -         172
                               -------     -------     -------     -------

Weighted Average Shares,
  as Adjusted                   13,178      15,207      13,043      12,994
                               -------     -------     -------     -------

Diluted Earnings (Loss)
  per Share                    $   .04     $   .13     $  (.33)    $   .23
                               =======     =======     =======     =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options and warrants because the effect would be antidilutive. As of January 2, 1999, there were 1,544,660 of such options and warrants outstanding, with exercise prices ranging from $1.98 to $15.40 per share. In addition, the computation of diluted earnings per share for all periods, other than the third quarter of fiscal 1998, excludes the effect of assuming the conversion of $37,950,000 principal amount of 4 7/8% subordinated convertible debentures, convertible at $17.92 per share, and for the fiscal 1999 periods excludes the effect of assuming the conversion of $2,650,000 principal amount of a 3 7/8% subordinated convertible note, convertible at $9.83 per share, because the effects would be antidilutive.

3.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents unrealized, net of tax, losses from available-for-sale investments, reported as a component of shareholders' investment in the accompanying fiscal 1998 balance sheet. During the third quarter of fiscal 1999 and 1998, the Company had comprehensive income of $507,000 and $1,693,000, respectively. During the first nine months of fiscal 1999 and 1998, the Company had a comprehensive loss of $4,326,000 and comprehensive income of $2,960,000, respectively.

4.   Restructuring Costs

    During the second quarter of fiscal 1999, the Company recorded $9.2 million of restructuring costs in connection with the closure of two soil-recycling facilities. The costs include a $6.2 million write-down of fixed assets to their estimated disposal value of $0.9 million and a $1.9 million write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as $1.1 million for other closure costs, including $0.5 million for lease costs and $0.3 million for severance for nine employees. The Company expects to complete the closure of the two soil-recycling facilities before the end of fiscal 1999. During the first nine months of fiscal 1999, the Company expended $0.1 million on closure costs. As of January 2, 1999, other accrued expenses in the accompanying balance sheet include $1.0 million for closure costs related to the facilities, including ongoing lease costs and, to a lesser extent, severance.

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

6.  Option Exchange

    In November 1998, the Company's employees, excluding its officers and directors, were offered the opportunity to exchange previously granted options to purchase shares of Company common stock for an amount of options equal to half of the number of options previously held, exercisable at a price equal to the fair market value at the time of the exchange offer. Holders of options to acquire 1,119,000 shares at a weighted average exercise price of $7.46 elected to participate in this exchange and, as a result, received options to purchase 560,000 shares of Company common stock at $2.66 per share. The other terms of the new options are the same as the exchanged options, except that the holders may not sell shares purchased pursuant to such new options for a period of six months from the exchange date.

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

    Through its TPS Technologies division, the Company designs and operates facilities for the remediation of nonhazardous soil and mobile equipment for the onsite remediation of such wastes. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils.

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

Results of Operations

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

    Revenues increased 7% to $36.9 million in the third quarter of fiscal 1999 from $34.6 million in the third quarter of fiscal 1998. Industrial remediation revenues increased $1.2 million due to higher revenues from consulting and engineering services at RETEC. This increase was more than offset by a decrease in revenues at IEM Sealand resulting from a decline in the number of contracts in process. Revenues from nuclear services increased due to the inclusion of $1.0 million in revenues from an acquired business and, to a lesser extent, internal growth. Revenues from fluids-recycling services increased $0.4 million, primarily due to increased capacity as a result of geographical expansion. Revenues from soil-remediation services increased $0.9 million in the third quarter of fiscal 1999, resulting from higher volumes of soil processed. The Company believes that the recent strength in the soil-remediation market is due in part to compliance with a December 1998 Environmental Protection Agency deadline for modifying underground storage tanks. Although the Company expects this market to remain viable for some time after December 1998, this source of business is expected to decline in future years, and the Company believes it will be required to refocus its soil-remediation services business over time.

    The gross profit margin increased to 15% in the third quarter of fiscal 1999 from 11% in the third quarter of fiscal 1998. The gross profit margin increased due to the effect in fiscal 1998 of losses on certain contracts for remedial construction services at IEM Sealand and, to a lesser extent, due to higher utilization of billable personnel at RETEC in fiscal 1999. Following the decision to close two soil-recycling

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998
(continued)

facilities and to write down the associated assets (Note 4), the Company discontinued depreciating the fixed assets at the sites. This action reduced cost of revenues in the third quarter of fiscal 1999 by $0.2 million.

    Selling, general, and administrative expenses as a percentage of revenues increased to 11% in the third quarter of fiscal 1999 from 10% in the third quarter of fiscal 1998, primarily due to higher provisions for uncollectible accounts, increased administrative costs associated with the Company's name change, and higher insurance costs.

    Gain on sale of unconsolidated subsidiary in fiscal 1998 resulted from the Company's sale of its interest in a joint venture.

    The effective tax rates in the third quarter of fiscal 1999 and 1998 were 50% and 43%, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in fiscal 1999 due to the higher relative effect of nondeductible expenses.

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

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998

    Revenues increased 10% to $106.5 million in the first nine months of fiscal 1999 from $96.5 million in the first nine months of fiscal 1998. Industrial remediation revenues increased $7.2 million due to higher revenues from consulting and engineering services at RETEC and due to the inclusion of $1.0 million in revenues from acquired companies. These increases were more than offset by a decrease in revenues at IEM Sealand resulting from a decline in the number of contracts in process. Revenues from nuclear services increased primarily due to the inclusion of $5.2 million in revenues from an acquired business. Revenues from fluids-recycling services increased $2.2 million, primarily due to increased capacity as a result of geographical expansion. Revenues from soil-remediation services increased $3.8 million in fiscal 1999, resulting from higher volumes of soil processed.

    The gross profit margin increased to 16% in the first nine months of fiscal 1999 from 14% in the first nine months of fiscal 1998. The gross profit margin increased in fiscal 1999 primarily due to higher volumes of soil processed and higher utilization of billable personnel at RETEC.

    Selling, general, and administrative expenses as a percentage of revenues increased to 12% in the first nine months of fiscal 1999 from 11% in the first nine months of fiscal 1998, primarily due to the reasons discussed in the results for the third quarter.

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998 (continued)

    During the second quarter of fiscal 1999, the Company recorded $9.2 million of restructuring costs in connection with the closure of two soil-recycling facilities. The costs include a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs (Note 4). The closure was in response to changes in market conditions, which resulted in lower-priced disposal alternatives. These facilities reported aggregated revenues and operating losses of $2.2 million and $0.8 million, respectively, in fiscal 1998 and aggregated revenues and operating losses prior to the decision to close the facilities of $1.8 million and $0.1 million, respectively, in fiscal 1999.

    Interest income decreased to $0.5 million in the first nine months of fiscal 1999 from $0.8 million in the first nine months of fiscal 1998 as a result of lower average invested balances.

    Equity in earnings of unconsolidated subsidiary in fiscal 1998 represents the Company's proportionate share of income from a joint venture that was sold in fiscal 1998. Gain on sale of unconsolidated subsidiary resulted from the Company's sale of its interest in this joint venture.

    The Company recorded a tax benefit in the first nine months of fiscal 1999 at an effective rate below the statutory federal income tax rate primarily due to the impact of the write-off of nondeductible cost in excess of net assets of acquired companies. The effective tax rate was 45% in the first nine months of fiscal 1998. This rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

    Consolidated working capital, including cash, cash equivalents, and available-for-sale investments, was $35.3 million at January 2, 1999, compared with $29.9 million at April 4, 1998. Cash, cash equivalents, and available-for-sale investments were $14.1 million at January 2, 1999, compared with $10.9 million at April 4, 1998. During the first nine months of fiscal 1999, $8.3 million of cash was provided by operating activities. The Company used cash to fund an increase in accounts receivable of $2.5 million, primarily as a result of the $2.6 million receivable under dispute, discussed in the results of operations for the third quarter of fiscal 1999. Cash of $2.7 million was used to fund an increase in other current assets, primarily prepaid and refundable income taxes.

    The Company's investing activities used $2.7 million of cash during the first nine months of fiscal 1999. The Company expended $3.1 million for purchases of property, plant, and equipment and plans to make capital expenditures of approximately $2 million during the remainder of fiscal 1999. In August 1998, the Company, through its Thermo Fluids subsidiary, acquired substantially all of the assets of Genesis Petroleum Corporation for $0.6 million in cash. Genesis provides oil collection and oil re-refinery services.

    During the first nine months of fiscal 1999, the Company's financing activities used $0.5 million of cash. On September 1, 1998, the Company paid a semiannual cash dividend of $0.10 per share of common stock to shareholders of record as of August 18, 1998. The Company paid $0.5 million in connection with this dividend. The amount of cash dividends ultimately paid by the Company is dependent on the number of shareholders participating in the Company's Dividend Reinvestment Plan.

    Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. In addition, $38.0 million principal amount of the Company's 4 7/8% convertible debentures mature on May 1, 2000. The Company expects that it will finance any such acquisitions and the redemption of such debentures through a combination of internal funds and/or short-term borrowings from Thermo TerraTech Inc. or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, services and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) contacting key suppliers and vendors to determine their year 2000 compliance status; and (iii) developing a contingency plan.

The Company's State of Readiness

    The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 50% complete as of January 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by September 1999. For phase three of the program, the Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has not completed the majority of its assessment of third party risk, but expects to be substantially completed by September 1999.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    The Company had incurred third-party expenses (External Costs) related to year 2000 issues of approximately $50,000 as of January 2, 1999, and the total External Costs of year 2000 remediation are expected to be approximately $200,000. All of the External Costs incurred as of January 2, 1999, were spent on testing and upgrading information technology systems. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred.

    The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Some services provided by the Company involve the delivery to clients of third-party software and hardware. In addition, certain older third-party products, which the Company no longer uses in providing its services to clients, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations and financial condition in amounts that cannot be reasonably estimated at this time.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of February 1999.

                                          THERMORETEC CORPORATION



                                          /s/ Paul F. Kelleher
                                          -------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          /s/ Theo Melas-Kyriazi
                                          -------------------------
                                          Theo Melas-Kyriazi
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit

  27       Financial Data Schedule.