Form 10-K
period 1999-04-03
THERMORETEC CORP
filed 1999-06-10
CIK 913771

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 1-12636

                             THERMORETEC CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                        59-3203761
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of April 30, 1999, was approximately $8,465,000.

As of April 30, 1999, the Registrant had 13,554,498 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 1999 Annual Report to Shareholders for the year ended April 3, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 16, 1999, are incorporated by reference into Part III.

                                     PART I

Item 1.  Business

(a) General Development of Business

     ThermoRetec Corporation (the Company or the Registrant, formerly Thermo Remediation Inc.) is a national provider of environmental-liability and resource-management services. Through a nationwide network of offices, the Company offers these and related consulting services in four segments:
Consulting and Engineering, Nuclear Remediation, Soil Remediation, and Fluids Recycling.

      The Company's Consulting and Engineering segment provides consultation, engineering, and on-site services to help clients manage problems associated with environmental compliance, resource management, and the remediation of industrial sites contaminated with organic and inorganic wastes and residues. The Company also performs the cleanup of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive wastes. The Company develops and implements management and computer-based systems that aid in the collection and application of environmental data, helping to establish or improve a customer's environmental-compliance programs while controlling the related costs.

      The Company's Nuclear Remediation segment provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production.

      Through the Company's Soil Remediation segment, the Company designs and operates facilities for the remediation of nonhazardous soil, and operates such facilities on the East and West Coasts. The Company also designs and operates mobile equipment for the on-site remediation of such wastes. During fiscal 1999*, the Company announced plans to close two soil-recycling facilities, one of which closed in March 1999. The Company is actively seeking a buyer for the other soil-recycling facility. In May 1999, the Company announced plans to sell three additional soil-recycling facilities. In connection with these actions, the Company expects to record approximately $10 million of charges, primarily in the first quarter of fiscal 2000. For the fiscal year ended April 3, 1999, revenues and operating income from these businesses totaled $8.0 million and $0.4 million, respectively.

      The Company's Fluids Recycling segment collects, tests, processes, and recycles used motor oil and other industrial fluids.

      The Company was incorporated in November 1991 as an indirect, wholly owned subsidiary of Thermo TerraTech Inc. On October 1, 1993, pursuant to a reorganization, Thermo TerraTech contributed to the Company certain additional assets and liabilities pertaining to its soil-remediation business. As of April 3, 1999, Thermo TerraTech owned 9,486,508 shares of the common stock of the Company, representing 70% of such stock outstanding. An 87%-owned publicly traded subsidiary of Thermo Electron Corporation, Thermo TerraTech provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations, including environmental-liability management, engineering and design, laboratory testing, and metal treating.

     As of April 3, 1999, Thermo Electron owned 264,700 shares of the Company's common stock, representing 2% of such stock outstanding. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies. Thermo Electron and Thermo TerraTech may purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions. During fiscal 1999, Thermo Electron purchased 70,800 shares of the Company's common stock in the open market for $0.2 million.
-------------------
* References to fiscal 1999, 1998, and 1997 herein are for the fiscal years ended April 3, 1999, April 4, 1998, and March 29, 1997, respectively.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company and its sister subsidiary, The Randers Killam Group Inc., as well as their parent company, Thermo TerraTech, would be merged into Thermo Electron. As a result, all three companies would become wholly owned subsidiaries of Thermo Electron. The public shareholders of the Company, The Randers Killam Group, and Thermo TerraTech would receive common stock in Thermo Electron in exchange for their shares. The completion of these transactions is subject to numerous conditions, as outlined in Note 16 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the company's segments is summarized in
Note 14 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Consulting and Engineering

      The Company provides environmental consulting and remediation construction management to clients in the transportation, refining, chemical, wood-treating, gas, and electric utility industries across the nation. Through its consulting, engineering, and on-site services, the Company offers a broad array of remedial solutions, all of which are applied from a risk-management perspective, to help clients manage problems associated with environmental compliance, resource management, and the remediation of industrial sites contaminated with various wastes and residues. The Company provides particular expertise in bioremediation and in managing wastes from manufactured-gas plants, refineries, and railroad properties.

      The Company also performs cleanups of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive wastes. Under contracts with federal and state governments, and other public and private sector clients, the Company also provides project management and construction services for the remediation of hazardous and nonhazardous wastes. Most of this contract work is obtained through a bid process, with the job being awarded to the best qualified bidder.

      In addition, the Company helps public utilities, government institutions, and Fortune 500 companies develop and implement management and computer-based systems that aid in the collection and application of environmental and resource-management data. By helping to establish or improve a customer's environmental-compliance program, the Company's customized services promote and support the integration of environmental-management functions with everyday business activities. The Company's services help multinational companies accurately estimate and control the cost of their environmental-compliance and health and safety efforts. The Company also develops measurement systems that track clients' progress toward their stated environmental performance goals.

Nuclear Remediation

      The Company provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. As part of its radiation and nuclear/health physics services business, the Company provides site surveys for radioactive materials and on-site samples, as well as analysis in support of decontamination programs and dosimetry services to measure personnel exposure. In addition, using its proprietary segmented-gate system technology, the Company removes radioactive contaminants from sand, gravel, and soil. A substantial part of the Company's health physics services has been performed under the U.S. Department of Energy's remedial action programs.

Soil Remediation

      The Company designs and operates facilities for the remediation of nonhazardous soil. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Each site consists principally of a soil-remediation unit and a soil-storage area. The Company currently provides soil-remediation services at facilities in California, Oregon, Washington, Maryland, and New York.

      The market for remediation of petroleum-contaminated soils, as with many other waste markets, was created by environmental regulations. The market for soil-remediation services has been driven largely by state programs to enforce the Environmental Protection Agency's underground storage tank (UST) regulations and to fund cleanups. UST compliance requirements and attendant remediation costs are often beyond the financial capabilities of individuals and smaller companies. To address this problem, some states established tax-supported trust funds to assist in the financing of UST compliance and remediation. Many states have realized that the number of sites requiring remediation and the costs of compliance are substantially higher than were originally estimated. As a result, several states have significantly reduced compliance requirements and altered regulatory approaches and standards in order to reduce the costs of cleanup. More lenient regulatory standards, reduced enforcement, and uncertainty with respect to such changes have resulted in lower levels of cleanup activity in most states where the Company conducts business, which had a material adverse effect on the Company's business in recent years. Although the Company expects this market to remain viable for some time after April 3, 1999, there can be no assurance that this business will not decline in future years. In May 1999, the Company announced plans to sell three additional soil-recycling facilities. In addition, underground and aboveground tank regulations, clean water legislation, and real estate transfer and financing transactions also influence demand for soil-remediation services.

Fluids Recycling

      The Company offers a full spectrum of environmental services related to managing and recycling non-hazardous, liquid, and solid materials generated by business and industry. The Company's client base is largely public retail and industrial businesses, but also includes municipalities, public utilities, railroads, the mining industry, and government agencies. The materials managed by the Company for its customers primarily are used oils and oil-contaminated waters, which are continuously generated as part of the customers' operations. As such, the Company provides services for its customers on a recurring basis. The Company processes the materials it collects into products for resale and/or recycling, such as fuel, glycol, steel, and clean water. The Company has expanded its services to include a variety of field technical services, including on-site waste sampling and testing, emergency response, and tank cleaning.

      The Company currently operates from eight permitted facilities located in Arizona, New Mexico, Nevada, Colorado, Utah, Idaho, and Oregon. Each facility serves distinctive local markets, and utilizes its own fleet of mobile equipment to facilitate liquid waste collection and the delivery of finished recycled products.

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

      (vii)Dependency on a Single Customer

      A substantial portion of the Company's nuclear-remediation services have been provided to the U.S. government. Total revenues to U.S. government agencies accounted for 13%, 10%, and 30% of the Company's total revenues in fiscal 1999, 1998, and 1997, respectively. Revenues from BP Amoco Corporation accounted for 12% of the Company's total revenues in fiscal 1999.

      (viii) Backlog

      The Company's backlog of firm orders at fiscal year-end 1999 and 1998 was:

(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Consulting and Engineering                                                             $26,750    $36,772
Nuclear Remediation                                                                     20,885     15,088
                                                                                       -------    -------

                                                                                       $47,635    $51,860
                                                                                       =======    =======


      The Company believes that substantially all of the backlog at April 3, 1999, will be completed during fiscal 2000. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge and all federal government contracts are subject to termination at any time by the government without penalty. The Company does not believe that the level of, or changes in the level of, its backlog is necessarily indicative of intermediate or long-term trends in its business. Soil-remediation and fluids-recycling services are provided on a current basis pursuant to purchase orders.
Accordingly, there is no backlog for these services.

      (ix) Government Contracts

      See Dependency on a Single Customer.

      (x)  Competition

      Many of the Company's businesses are engaged in highly competitive, regional markets, with competition coming from numerous small firms offering limited services, as well as much larger firms that offer an array of services.

      In the Consulting and Engineering segment, the Company competes with numerous regional and local companies as well as a number of national remediation contractors. The Company competes primarily based on value, with the vast majority of the contracts it seeks awarded on the basis of scope, effectiveness, and cost. Other competitive factors in this segment include:
reputation; experience; breadth and quality of services offered; and technical, managerial, and business proficiency.

      The type of nuclear-remediation services offered by the Company's Nuclear
Remediation segment are also offered by many large national companies. The
Company competes primarily on the basis of its proprietary technology and price.

      Competition in the Soil Remediation segment is intense. The Company's principal competitors are landfills, including major landfill companies. The
Company also currently competes with companies offering a wide range of disposal options, including other fixed-site, thermal-treatment facilities, operators of mobile thermal-treatment facilities, bioremediation and vapor-extraction facilities, and, in certain states, with asphalt plants and brick kilns that use the contaminated soil in their production processes. Competition in the soil-remediation market has always been highly localized, consisting mostly of single-site or single-unit operators. Competitive conditions limit the prices charged by the Company in each local market for soil-remediation services.
Pricing is therefore a major competitive factor for the Company. The Company believes competition and price pressure will remain intense for the foreseeable future.

      Competition in the Fluids Recycling segment is highly fragmented and ranges in size from small, under-capitalized private enterprises to larger national public companies. At both ends of this spectrum, the industry continues to consolidate and restructure. The Company competes primarily on the basis of quality and price.

      (xi) Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xii) Number of Employees

      As of April 3, 1999, the Company employed approximately 1,000 people.

(d)   Financial Information About Geographic Areas

      The Company's sales in foreign locations are currently insignificant.

(e)   Executive Officers of the Registrant

        Name                          Age   Present Title (Fiscal Year First Became Executive Officer)
        ---------------------------- ------ ---------------------------------------------------------------

        Dr. Robert W. Dunlap          62    President and Chief Executive Officer (1996)
        Jeffrey L. Powell             40    Senior Vice President (1993)
        Nels R. Johnson               48    Vice President (1995)
        Theo Melas-Kyriazi            39    Chief Financial Officer (1998)
        Paul F. Kelleher              56    Chief Accounting Officer (1993)


     Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Mr. Kelleher has held comparable positions for at least five years, with either the Company, Thermo TerraTech, or Thermo Electron. Dr. Dunlap has been President and Chief Executive Officer of the Company since April 1998, was a Vice President of the Company from 1996 through April 1998, and has served as President of RETEC, a division of the Company, which he helped found, since
1985. Mr. Powell served as President of the Company since its inception in 1993, and as its Chief Executive Officer from May 1997 until April 1998, when he was named Senior Vice President. Mr. Johnson has been Vice President of the Company since 1995. He has served as President of the Company's Thermo Nutech business since 1988. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the
Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in
1986 as Assistant Treasurer, and became Treasurer in 1988. He was named
President and Chief Executive Office of Thermo Spectra Corporation, a public subsidiary of Thermo Instrument Systems Inc. in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr.
Melas-Kyriazi remains a Vice President of Thermo Electron. Messrs. Dunlap,
Powell, and Johnson are full-time employees of the Company. Messrs.
Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


Item 2.  Properties

      The location and general character of the Company's properties by segment as of April 3, 1999, are:

Consulting and Engineering

      The Company occupies approximately 112,000 square feet, pursuant to leases expiring in fiscal 2000 through 2003, primarily in Colorado, Pennsylvania, Massachusetts, Washington, Texas, Indiana, and North Carolina, from which it provides environmental construction and remediation construction management services.

Nuclear Remediation

      The Company leases approximately 26,000 square feet, pursuant to leases expiring in fiscal 2000 through 2001, in New Mexico and Tennessee, and owns approximately 33,500 square feet in New Mexico and California, from which it provides nuclear remediation services.

Soil Remediation

      The Company owns approximately 72 acres in Maryland, California, and Oregon, from which it provides soil-remediation services. The Company occupies approximately 20 acres in New York, Washington, and South Carolina, pursuant to leases expiring in fiscal 2000 through 2006, from which it provides soil-remediation services. The Company also occupies approximately 12,000 square feet of office and engineering space in Florida, pursuant to a lease expiring in fiscal 2000.

Fluids Recycling

      The Company owns approximately 50,000 square feet in Idaho and Arizona and occupies an aggregate of approximately six acres on a site in Arizona and on a site in Nevada pursuant to leases expiring in fiscal 2003, upon which it has constructed fluids storage and processing equipment.

      The Company believes that these facilities are adequate for its present operations and that other suitable space is readily available if any of such leases are not extended.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.




                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

      Information concerning the market and market price for the Registrant's
Common Stock, $.01 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of April 3, 1999, and supplementary data are included in the Registrant's Fiscal 1999 Annual
Report to Shareholders and are incorporated herein by reference.

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

      (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

      List of Financial Statements and Schedules Referenced in this Item 14

      Information incorporated by reference from Exhibit 13 filed herewith:

         Consolidated Statement of Operations
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Comprehensive Income and Shareholders' Investment
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants

      Financial Statement Schedule filed herewith:

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

Date:  June 9, 1999                    THERMORETEC CORPORATION


                                       By: /s/ Robert W. Dunlap
                                           Robert W. Dunlap
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 9, 1999.

Signature                              Title


By:  /s/ Robert W. Dunlap              President, Chief Executive Officer, and
     Robert W. Dunlap                   Director


By:  /s/ Theo Melas-Kyriazi            Chief Financial Officer and Director
     Theo Melas-Kyriazi


By:  /s/ Paul F. Kelleher              Chief Accounting Officer
     Paul F. Kelleher


By:  /s/ John P. Appleton              Chairman of the Board and Director
     John P. Appleton


By:  /s/ Elias P. Gyftopoulos          Director
     Elias P. Gyftopoulos


By:  /s/ Brian D. Holt                 Director
     Brian D. Holt


By:  /s/ Fred Holubow                  Director
     Fred Holubow


By:  /s/ Frank E. Morris               Director
     Frank E. Morris


By:  /s/ William A. Rainville          Director
     William A. Rainville



                    Report of Independent Public Accountants
To the Shareholders and Board of Directors of ThermoRetec Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoRetec Corporation's
Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 11, 1999 (except with respect to the matters discussed in Note 18, as to which the date is June 1, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                          Arthur Andersen LLP



Boston, Massachusetts
May 11, 1999


SCHEDULE II

                             THERMORETEC CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)



                                    Balance at
                                     Beginning   Provision                Accounts                 Balance
                                            of  Charged to    Accounts     Written                  at End
Description                               Year     Expense   Recovered         Off   Other (a)     of Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Fiscal Year Ended April 3, 1999         $1,690      $1,026      $    -      $ (360)     $ (650)     $1,706

Fiscal Year Ended April 4, 1998         $1,557      $  193      $    -      $ (144)     $   84      $1,690

Fiscal Year Ended March 29, 1997        $  786      $  162      $    5      $ (191)     $  795      $1,557


Description                                           Balance at     Provision      Activity       Balance
                                                       Beginning    Charged to    Charged to        at End
                                                         of Year   Expense (c)       Reserve       of Year
------------------------------------- ------------- ------------- ------------- ------------- -------------

Accrued Restructuring Costs (b)

Fiscal Year Ended April 3, 1999                            $   -         $1,054        $(252)        $ 802

(a) Includes allowances of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1999
    Annual Report to Shareholders. Fiscal 1999 amount includes an acquired company's reserves that were not required and were therefore reversed to cost in excess of net assets of acquired companies.
(b) The nature of activity in this account is described in Note 12 to
    Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual
    Report to Shareholders.
(c) Excludes provisions of $8.1 million and $7.8 million in fiscal 1999 and
    1997, respectively, for asset writedowns.



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

  3.1 Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998 [File No. 1-12636] and incorporated herein by reference).

  3.2      Bylaws of the Registrant (filed as Exhibit 3.2 to the
           Registrant's Registration Statement on Form S-1 [Reg. No.
           33-70544] and incorporated herein by reference).

  3.3      Fiscal Agency Agreement dated as of May 5, 1995, among the Registrant,
           Thermo Electron Corporation, and Chemical Bank, as Fiscal Agent, with respect to the Registrant's 4 7/8% convertible subordinated debentures due 2000 (filed as Exhibit 3.3 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended April 4, 1998
           [File No. 1-12636] and incorporated herein by reference).

 10.1      Corporate Services Agreement dated June 1, 1992, between Thermo
           Electron Corporation and the Registrant (filed as Exhibit 10.1 to the
           Registrant's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

 10.2      Thermo Electron Corporate Charter, as amended and restated, effective
           January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual
           Report on Form 10-K for the fiscal year ended January 2, 1993 [File
           No. 1-8002] and incorporated herein by reference).

 10.3      Tax Allocation Agreement dated as of June 1, 1992, between
           Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.)
           and the Registrant (filed as Exhibit 10.3 to the Registrant's
           Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).




Exhibit
Number     Description of Exhibit

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

 10.13     Amended and Restated Master Guarantee Reimbursement and Loan
           Agreement dated as of February 26, 1998, between the Registrant and Thermo TerraTech Inc. (Filed as Exhibit 10.14 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended April 4, 1998
           [File No. 1-12636] and incorporated herein by reference).

 10.14 Agreement and Plan of Merger dated as of December 1, 1995, by and among the Registrant, TRI Acquisition Inc. and Remediation
           Technologies, Inc. (filed as Exhibit 2(a) to Thermo TerraTech's
           Current Report on Form 8-K relating to the events occurring on December 8, 1995 [File No. 1-9549] and incorporated herein by reference).




Exhibit
Number     Description of Exhibit


 10.15 Agreement and Plan of Merger dated as of June 28, 1995, by and among Thermo TerraTech Inc., Eberline Acquisition Inc., the Registrant, and
           Eberline Holdings Inc. (filed as Appendix B to the Registrant's Proxy
           Statement for the Annual Meeting held on December 13, 1995 [File No.
           1-12636] and incorporated herein by
           reference).

 10.16     Restated Stock Holdings Assistance Plan and Form of Executive Loan
           (filed as Exhibit 10.17 to the Registrant's Annual Report on Form
           10-K for the fiscal year ended on April 4, 1998 [File No. 1-12636] and incorporated herein by reference).

 10.17 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron
           Corporation.

 13        Annual Report to Shareholders for the fiscal year ended April 3, 1999
           (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.

                                       17
