Form 10-K/A
period 1999-04-30
THERMORETEC CORP
filed 1999-08-02
CIK 913771

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


    X          Annual Report  Pursuant to Section 13 or 15(d) of the  Securities
---------      Exchange Act of 1934

---------      Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
               Securities Exchange Act of 1934

                         Commission file number 1-12636

                             THERMORETEC CORPORATION
            (Exact name of Registrant as specified in its character)

Delaware                                                    59-3203761
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

Damonhill Square
9 Pond Lane, Suite 5A
Concord, Massachusetts                                       01743-2851
(Address of principal executive offices)                     (zip code)

        Registrant's telephone number, including area code: (781) 622-1000

            Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                   on which registered
Common Stock, $.01 par value                          American Stock Exchange

            Securities registered pursuant to section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. X No _____.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended April 3, 1999, are incorporated by reference into Parts I and II.

Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 3, 1999 are hereby amended and restated in their entirety as follows:

                                    Part III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names of the directors, their ages, their offices in ThermoRetec Corporation. ("ThermoRetec" or the Company"), if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Company's Common Stock and of the common stock of its parent company, Thermo TerraTech Inc. ("Thermo TerraTech"), a provider of industrial outsourcing services and manufacturing support encompassing a broad range of specialization including environmental-liability management, engineering and design, laboratory testing and metal treating, and Thermo TerraTech's parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of products and services in measurement instrumentation, biomedical devices, energy, resource recovery, and emerging technologies, is reported in Item 12 - Security Ownership of Certain Beneficial Owners and Management.

-------------------------------------------------------------------------------
John P. Appleton       Dr.  Appleton,  64, has been the  chairman of the board
                       and a  director  of the  Company  since  1993.  He also
                       served as the Company's  chief  executive  officer from
                       September  1993 until May 1997.  Dr.  Appleton has been
                       the  president  and chief  executive  officer of Thermo
                       TerraTech  since  September  1993.  He has  served as a
                       vice  president  of  Thermo   Electron  since  1975  in
                       various  managerial   capacities.   Dr.  Appleton  also
                       serves as a director of The Randers  Killam  Group Inc.
                       and Thermo TerraTech.

-------------------------------------------------------------------------------
Robert W. Dunlap       Dr.  Dunlap,   62,  has  been  the   president,   chief
                       executive  officer and a director of the Company  since
                       April 1998. Prior to that time, he served as a vice president of the Company from May 1996 through April
                       1998 and as president and chief executive officer of Remediation Technologies, Inc., which was acquired by the Company in December 1995, from 1985 through April
                       1998.

-------------------------------------------------------------------------------
Elias P. Gyftopoulos   Dr.  Gyftopoulos,  72,  has  been  a  director  of  the
                       Company  since  1994.  Dr.   Gyftopoulos  is  Professor
                       Emeritus of the Massachusetts  Institute of Technology,
                       where  he  was  the  Ford   Professor   of   Mechanical
                       Engineering  and of Nuclear  Engineering  for more than
                       twenty  years  prior to his  retirement  in  1996.  Dr.
                       Gyftopoulos  is also a  director  of  Thermo  Electron,
                       Thermo BioAnalysis  Corporation,  Thermo  Cardiosystems
                       Inc.,     ThermoLase     Corporation,     ThermoSpectra
                       Corporation,   Thermo  Vision   Corporation   and  Trex
                       Medical Corporation.

-------------------------------------------------------------------------------
Brian D. Holt          Mr. Holt,  50, has been a director of the Company since
                       November  1998.  Mr.  Holt has been the  president  and
                       chief executive  officer of Thermo Ecotek  Corporation,
                       a majority-owned  subsidiary of Thermo Electron that is
                       involved in  clean-power  resources,  clean fuels,  and
                       naturally  derived  products for protecting crops since
                       February   1994.  He  has  been  the  chief   operating
                       officer, environmental and energy, of Thermo Electron since September 1998. From March 1996 to September
                       1998, he was a vice president of Thermo Electron. For more than five years prior to his appointment as an officer of Thermo Ecotek Corporation, he was president and chief executive officer of Pacific Generation
                       Company, a financier, builder, owner, and operator of independent power facilities. Mr. Holt is also a director of KFx, Inc., The Randers Killam Group Inc.,
                       Thermo Ecotek Corporation, Thermo Power Corporation and Thermo TerraTech.

-------------------------------------------------------------------------------
Fred Holubow           Mr.  Holubow,  60, has been a director  of the  Company
                       since 1992. Mr. Holubow has been vice president of Pegasus Associates, an investment management firm, for more than five years.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Theo Melas-Kyriazi     Mr.  Melas-Kyriazi,  40,  has  been a  director  of the
                       Company  since  1992 and its  chief  financial  officer
                       since January 1999. Mr.  Melas-Kyriazi  has also been a
                       vice  president,  of Thermo  Electron  since March 1998
                       and its chief  financial  officer  since  January 1999.
                       Prior to his  appointment as a vice president at Thermo
                       Electron,  Mr.  Melas-Kyriazi  served as president  and
                       chief executive  officer of ThermoSpectra  Corporation,
                       a  majority-owned  subsidiary  of Thermo  Electron that
                       develops,  manufactures, and markets precision imaging,
                       inspection,    measurement,   and   temperature-control
                       instrumentation   for   customers   in  an   array   of
                       industries  from its  inception  until March 1998.  Mr.
                       Melas-Kyriazi was treasurer of Thermo Electron from 1988 to August 1994. He is a director of ThermoSpectra
                       Corporation.

-------------------------------------------------------------------------------
Frank E. Morris        Dr.  Morris,  75,  has been a director  of the  Company
                       since 1993. Dr. Morris served as president of the Federal Reserve Bank of Boston from 1968 until he retired in 1988. Dr. Morris also served as the Peter
                       Drucker  Professor of Management at Boston College from
                       1989 to 1994.

-------------------------------------------------------------------------------
William A. Rainville   Mr.  Rainville,  57, has been a director of the Company
                       since  June  1993.  He has  been  president  and  chief
                       executive  officer of Thermo Fibertek Inc., a majority-
                       owned  subsidiary of Thermo  Electron that develops and
                       manufactures    equipment    and   products   for   the
                       papermaking and paper-recycling  industries,  since its
                       inception  in 1991,  and has been the  chief  operating
                       officer,  recycling  and recovery,  of Thermo  Electron
                       since   September   1998.   Prior  to  that  time,  Mr.
                       Rainville  was  a  senior  vice   president  of  Thermo
                       Electron from March 1993 to September  1998; and a vice
                       president  of Thermo  Electron  from 1986 to 1993.  Mr.
                       Rainville   is  also  a  director   of  Thermo   Ecotek
                       Corporation,  Thermo  Fibergen  Inc.,  Thermo  Fibertek
                       Inc. and Thermo TerraTech.
-------------------------------------------------------------------------------

Committees of the Board of Directors and Meetings

      The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Company, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors"). The present members of the audit committee are Mr. Holubow (Chairman) and Dr. Morris. The audit committee reviews the scope of the audit with the Company's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Dr. Morris (Chairman), Dr. Gyftopoulos and Mr. Holubow. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Company's stock option and other stock-based compensation plans. The Company does not have a nominating committee of the board of directors. The board of directors met five times, the audit committee met twice and the human resources committee met six times during fiscal 1999. Each director attended at least 75% of all meetings of the board of directors and committees on which he served held during fiscal 1999, except Mr. Rainville, who attended 40% of such meetings. Mr. Rainville is also the president and chief executive officer of Thermo Fibertek Inc., another majority-owned subsidiary of Thermo Electron, and is required to travel extensively in his position. Mr. Rainville missed three meetings due to travel on company business.

      The board of directors has also established a special committee (the "Special Committee") consisting solely of one outside director for the purpose of evaluating the merits and negotiating the terms of the proposed transaction with Thermo Electron pursuant to which the Company would be taken private, considering such alternatives as the Special Committee deems appropriate and making a recommendation to the full board of directors on whether or not to approve any such proposed transaction. See Item 13 - Certain Relationships and Related Transactions. The sole member of the Special Committee is Mr. Holubow.

Compensation of Directors

      Cash Compensation

      Outside directors receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Dr. Appleton, Dr. Dunlap, Mr. Melas-Kyriazi and Mr. Rainville are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Company for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

      In addition, the member of the Special Committee receives a one-time retainer of $20,000 and a fee of $1,000 per day for attending regular meetings of the Special Committee and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

      Deferred Compensation Plan for Directors

      Under the Company's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Company that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo TerraTech or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo TerraTech or Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Company's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 37,500 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of April 3, 1999, deferred units equal to approximately 14,468 shares of Common Stock were accumulated under the Deferred Compensation Plan.

      Directors Stock Option Plan

      The Company's directors stock option plan, (the "Directors Plan"), provides for the grant of stock options to purchase shares of Common Stock of the Company to outside directors as additional compensation for their service as directors.

      The Directors Plan originally provided for the grant of stock options upon a director's initial appointment. Outside directors appointed before the amendment of the plan received an option to purchase 22,500 shares of Common Stock upon their appointment or election. The plan, as amended in 1995, now provides that the size of the award to new directors is reduced by 4,500 shares each year until 1999, when the initial grant for new directors will be eliminated entirely. Accordingly, directors first appointed or elected in 1997 will receive options to purchase 9,000 shares, directors first appointed or elected in 1998 will receive options to purchase 4,500 shares and directors first appointed or elected in 1999 and thereafter will not receive an initial option grant. Options granted upon a director's election or appointment may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the fifth anniversary of the grant date. Such options are subject to restrictions on resale and to the repurchase by the Company of the shares subject to option at the exercise price if the director ceases to serve as a director of the Company, Thermo Electron or any subsidiary of Thermo Electron, for any reason other than death. The restriction and repurchase rights lapse in equal installments of 4,500 shares starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Company or any other Thermo Electron company prior to that date.

      Commencing with the 1998 Annual Meeting of Stockholders, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock pursuant to the Directors Plan at the close of business on the date of each Annual Meeting of the Stockholders of the Company. Options evidencing annual grants may be exercised at any time from and after the six month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Company at the exercise price if the recipient ceases to serve as a director of the Company or any other Thermo Electron company prior to the first anniversary of the grant date.

      The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of May 31, 1999, options to purchase 78,000 shares of Common Stock had been granted and were outstanding under the Directors Plan, no options had lapsed or been exercised, and options to purchase 72,000 shares of Common Stock were reserved and available for grant under the Directors Plan.

Stock Ownership Policies for Directors

      The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership within a three year period.
The chief executive officers of the Company is required to comply with a separate stock holding policy established by the Committee, which is described in Item 11 - Executive Compensation - Stock Ownership Policies.

      In addition, the Committee has adopted a policy requiring directors to hold shares of the Company's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described in Item 11 - Executive Compensation - Stock Ownership Policies.

Executive Officers

      Reference is made to Item 1(e) of this Report for information regarding the Executive Officers of the Registrant.

Item 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

NOTE: All share data for the common stock of The Randers Killam Group Inc., a majority-owned subsidiary of Thermo TerraTech, has been adjusted to reflect a one-for-five reverse stock split effected in February 1999.

      The following table summarizes compensation during the last three fiscal years for services to the Company in all capacities awarded to, earned by or paid to the Company's chief executive officer and its four other most highly compensated executive officers. These executive officers are together referred to as the "named executive officers." No other executive officer of the Company met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

      The Company is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Company, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Company's affairs is provided to the Company under the Corporate Services Agreement between the Company and Thermo Electron. See Item 13 - Certain Relationships and Related Transactions. Accordingly, the compensation for these individuals is not reported in the following table.

                           Summary Compensation Table
--------------------------------------------------------------------------------


                                   Annual                      Long Term
                                Compensation                 Compensation

Name and            Fiscal    Salary    Bonus          Restricted     Securities    All Other
Principal Position  Year                                 Stock         Underlying   Compensation (3)
                                                         Award (1)     Options (2)

Robert W. Dunlap (4)  1999      $190,000 $65,000         $124,875       8,000 (THN)      $9,600
   President & Chief                                                    2,900 (TMO)
   Executive Officer                                                    8,000 (TTT)

                      1998      $165,000     $0 (5)         --         24,000 (RGI)      $9,500
                      1997      $165,000     $35,000        --         10,000 (TMO)      $5,088
                                                                       10,000 (TTT)
----------------------------------------------------------------------------------------------------------
Jeffrey L. Powell (6) 1999      $145,000     $44,000    $49,500         1,000 (TMO)      $8,237(7)
   Senior Vice                                                          5,000 (TTT)
   President
   and former Chief   1998      $145,000     $0 (5)         --            700 (TMO)     $60,304(7)
   Executive                                                            2,000 (MKA)
   Officer
                                                                        2,000 (ONX)
                                                                       24,000 (RGI)
                                                                        2,000 (TDX)
                                                                        1,000 (TISI)
                                                                        2,000 (TRIL)
                                                                        1,500 (VIZ)
                                                                        2,000 (TRCC)
                      1997      $122,000     $40,000       --             600 (TMO)      $7,023
                                                                        2,000 (TFG)
                                                                        6,000 (TOC)
-----------------------------------------------------------------------------------------------------
Nels R. Johnson       1999      $105,000     $29,000        --          3,000 (TMO)      $5,665
  Vice President                                                        5,000 (TTT)
                      1998      $101,000     $26,000        --          7,000 (THN)      $9,344
                                                                          800 (TMO)
                                                                        2,400 (RGI)
                      1997       $97,300     $28,000        --          8,000 (THN)      $5,275
                                                                          900 (TMO)
-------------------------------------------------------------------------------------------------------
Norman A. Pedersen(8) 1999      $102,000     $28,000        --           1,000 (THN)     $6,821(9)
     Former Vice                                                              900 (TMO)
     President,
     Business                                                               2,500 (TTT)
     Development
                      1998       $98,000     $19,000        --             20,000 (THN)   $9,991 (9)
                                                                              800 (TMO)
                                                                            6,000 (RGI)
--------------------------------------------------------------------------------------------------------
James Lousararian(10) 1999       $71,875     $17,500        --                 -- --     $51,561 (11)
     Former Vice      1998      $110,000          $0 (5)    --             20,000 (THN)   $5,576 (11)
     President                                                              9,600 (RGI)
                      1997      $106,000     $25,000        --             10,000 (THN) $  6,567
--------------------------------------------------------------------------------------------------------

(1) In fiscal 1999, Dr. Dunlap and Mr. Powell were awarded 22,200 and 8,800 shares, respectively, of restricted stock of Thermo TerraTech with a value of $124,875 and $49,500, respectively, on the grant date. The restricted stock awards vest in their entirety on January 2, 2002. Dividends are payable on restricted stock. At the end of fiscal 1999, Dr. Dunlap and Mr. Powell held 22,200 and 8,800 shares, respectively, of restricted stock of Thermo TerraTech with an aggregate value of $111,000 and $44,000, respectively.

(2) Options to purchase Common Stock granted by the Company are designated in the table as "THN". In addition, the named executive officers have also been granted options to purchase the common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), Thermo TerraTech (designated in the table as TTT), The Randers Killam Group Inc. (designated in the table as RGI), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), Thermedics Detection Inc. (designated in the table as TDX), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Information Solutions Inc. (designated in the Table as TISI), Thermo Optek Corporation (designated in the table as TOC), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as TRCC).

(3) Represents the amount of matching contributions made by the individual's employer on behalf of named executive officers participating in the Thermo Electron 401(k) plan or, in the case of Dr. Dunlap, the RETEC Employees' Savings and Profit Sharing Plan.

(4) Dr. Dunlap was appointed president and chief executive officer of the Company on April 30, 1998. He served as vice president of the Company from May 8, 1996 through April 30, 1998.

(5) Dr. Dunlap, Mr. Powell and Mr. Lousararian each elected to forego their bonuses for fiscal 1998 in light of the Company's operating and stock price performance in fiscal 1998.

(6) Mr. Powell served as president and chief executive officer of the Company from May 14, 1997 through April 30, 1998, when he was named senior vice president of the Company. He served as president and chief operating officer of the Company prior to his promotion to chief executive officer.

(7) In addition to the matching contribution referred to in footnote (3), such amount includes the reimbursement by the Company of $50,000 in expenses associated with Mr. Powell's relocation to Concord, Massachusetts in
      fiscal  1998  and  $3,218  and  $932,   which  represents  the  amount  of
      compensation in fiscal 1999 and 1998, respectively, attributable to interest-free loans provided to Mr. Powell pursuant to the stock holding assistance plan of the Company. See Item 13 - Certain Relationships and Related Transactions Stock Holding Assistance Plans.

(8) Mr. Pedersen was appointed an executive officer of the Company on May 14, 1997, and resigned on May 17, 1999.

(9) In addition to the matching contribution referred to in footnote (3), such amount includes $2,460 and $645, which represents the amount of compensation in fiscal 1999 and 1998, respectively, attributable to interest-free loans provided to Mr. Pedersen pursuant to the stock holding assistance plan of the Company. See Item 13 - Certain Relationships and Related Transactions - Stock Holding Assistance Plans.

(10) Mr. Lousararian resigned as a vice president of the Company effective November 18, 1998.

(11) In addition to the matching contribution referred to in footnote (3), such amount includes $2,554 and $671, which represents the amount of compensation in fiscal 1999 and 1998, respectively, attributable to interest free loans provided to Mr. Lousararian pursuant to the stock holding assistance plan of the Company. See Item 13 - Certain Relationships and Related Transactions - Stock Holding Assistance Plans. Such amount also includes approximately $43,125 paid to Mr. Lousararian in connection with his resignation as a Vice President of the Company, which represents the remainder of Mr. Lousararian's salary from his resignation through the end of fiscal 1999 ("Severance Payment"). The Severance
      Payment was added to Mr. Lousararian's salary and annual bonus in determining whether his annual compensation exceeded $100,000.

Stock Options Granted During Fiscal 1999

       The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the Company's named executive officers. It has not been the Company's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.

                          Option Grants in Fiscal 1999
--------------------------------------------------------------------------------
                                                                   Potential
                                                                    Realizable
                    Number of     Percent of                    Value at Assumed
                   Securities       Total                        Annual Rates of
                   Underlying      Options    Exercise             Stock Price
                     Options      Granted to  Price             Appreciation for
                  Granted and   Employees in    Per  Expiration  Option Term (2)

      Name         Company (1)   Fiscal Year   Share   Date        5%       10%
--------------     -----------   ------------  ------ --------- ----------------
Robert W. Dunlap   8,000 (THN)    1.08%        $2.45   2/23/04     $5,440 $12,000
                   2,900 (TMO)    0.07%   (3) $16.20   9/23/03    $12,992 $28,681
                   8,000 (TTT)    0.67%   (3)  $5.03   2/24/04    $11,120 $24,560
----------------------------------------------------------------------------------
Jeffrey L.         1,000 (TMO)    0.02%   (3) $34.50   6/2/03      $9,530 $21,060
Powell
                   5,000 (TTT)    0.42%   (3)  $5.03   2/24/04     $6,950 $15,350
----------------------------------------------------------------------------------
Nels R. Johnson      800 (TMO)    0.02%   (3) $34.50   6/2/03      $7,624 $16,848
                   2,200 (TMO)    0.05%   (3) $16.20   9/23/03     $9,856 $21,758
                   5,000 (TTT)    0.42%   (3)  $5.03   2/24/04     $6,950 $15,350
----------------------------------------------------------------------------------
Norman A.          1,000 (THN)    0.13%        $2.45   2/23/04       $680  $1,500
Pedersen
                     900 (TMO)    0.02%   (3) $34.50   6/2/03      $8,577 $18,954
                   2,500 (TTT)    0.21%   (3)  $5.03   2/24/04     $3,475  $7,675
----------------------------------------------------------------------------------
James                 --             --           --       --          --      --
Lousararian
----------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a one- to five-year period, depending on the option term, which may vary from five to ten years, provided the optionee continues to be employed by the granting company or any other Thermo Electron company. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under Summary Compensation Table above for the company abbreviations used in this table.

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

(3) These options were granted under stock option plans maintained by Thermo Electron or its subsidiaries other than the Company as part of Thermo Electron's compensation program and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1999 and Fiscal Year-End Option Values

       The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the Company's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

Aggregated  Option  Exercises  In Fiscal  1999 And Fiscal 1999  Year-End  Option
Values
-------------------------------------------------------------------------------


                                                         Number of      Value of
                                                        Unexercised   Unexercised
                                 Shares                  Options at   In-the-Money
                                Acquired      Value        Fiscal      Options at
                                   on       Realized      Year-End       Fiscal
       Name        Company (1)  Exercise       (2)     (Exercisable/   Year-End
       ----        -----------  --------       ---   Unexercisable)(1) (Exercisable/
                                                       --------------- Unexercisable)
                                                                       -------------
Robert W. Dunlap       THN         --          --        8,000  /0      $400  /--
                       TMO         --          --       12,900  /0        $0  /--
                       RGI         --          --       24,000  /0        $0  /--
                       TTT         --          --       18,000  /0        $0  /--
-----------------------------------------------------------------------------------
Jeffrey L. Powell      THN         --          --      111,000  /0        $0  /--
                       TMO         300       $3,101     35,112  /0    $4,680  /--
                                                                             (3)
                       MKA         --          --        2,000  /0        $0  /--
                       ONX         --          --        2,000  /0        $0  /--
                       RGI         --          --       24,000  /0        $0  /--
                       TDX         --          --        2,000  /0        $0  /--
                       TBA         --          --        2,000  /0    $17,500 /--
                       TFG         --          --        2,000  /0        $0  /--
                       TFT        4,500      $34,875         0  /0        $0  /--
                      TISI         --          --            0 /1,000     -- /$0
                                                                             (4)
                       TLZ         --          --        5,000  /0        $0  /--
                       TLT         --          --            0 /2,000     -- /$0
                                                                             (4)
                       TOC         --          --        6,000  /0        $0  /--
                       TMQ         --          --        6,000  /0        $0  /--
                       TSR         --          --        2,000  /0        $0  /--
                       TTT         --          --       28,000  /0        $0  /--
                      TRIL         --          --            0 /2,000     -- /$0
                                                                             (4)
                       VIZ         --          --        1,500  /0        $0  /--
                      TRCC         --          --            0 /2,000     -- /$0
                                                                             (4)
                       TXM         --          --        4,000  /0        $0  /--
-----------------------------------------------------------------------------------
Nels R. Johnson        THN         --          --       37,250  /0        $0  /--
                       TMO         --          --       17,295  /0    $7,489  /--
                       RGI         --          --        2,400  /0        $0  /--
                       THI         --          --       11,718  /0    $11,402 /--
                       THS         --          --          600  /0-       $0  /--
                       TTT         --          --       17,000  /0        $0  /--
-----------------------------------------------------------------------------------
Norman A.              THN         --          --       54,000  /0       $50  /--
Pedersen (5)
                       TMO         --          --        6,700  /0        $0  /--
                       RGI         --          --        6,000  /0        $0  /--
                       THP       10,000      $11,075         0  /0        $0  /--
                       TTT         --          --       18,500  /0        $0  /--
-----------------------------------------------------------------------------------
James Lousararian      TMO         --          --        2,025  /0    $1,945  /--
                       TFT       4,500       $20,250         0  /0        $0  /--
-----------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase the common stock of Thermo Information Solutions Inc., ThermoLyte Corporation, Thermo Trilogy Corporation and Trex Communications Corporation which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act or (ii) nine years from the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly-traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from five to twelve years, provided that the optionee continues to be employed by the granting company or any other Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Certain options have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date. Please see footnote (2) under Summary Compensation Table above for the company abbreviations used in this table. In addition, company abbreviations used in this table and not defined in footnote (2) are defined as follows: Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibertek Inc. (designated in the table as TFT), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR) and Trex Medical Corporation (designated in the table as
      TXM)

(2) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(3) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Powell are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to lapse ratably over a five-year period commencing with the fifth anniversary of the grant date.

(4) No public market existed for the shares underlying these options as of April 3, 1999. Accordingly, no value in excess of exercise price has been attributed to these options.

(5) Mr. Pedersen was employed by Thermo Electron prior to joining the Company and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Company from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to Thermo Electron companies in capacities other than in his capacity as a vice president of the Company.

Executive Retention Agreements

      Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual for "good reason", as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

      In 1998, Thermo Electron authorized an executive retention agreement with Dr. Dunlap. This agreement provides that in the event Dr. Dunlap's employment is terminated under the circumstances described above, he would be entitled to a lump sum payment equal to the sum of (a) one times his highest annual base salary in any 12 month period during the prior five-year period, plus (b) one times his highest annual bonus in any 12 month period during the prior five-year period. In addition, he would be provided benefits for a period of one year after such termination substantially equivalent to the benefits package he would have been otherwise entitled to receive if he was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options that he holds in Thermo Electron and its subsidiaries, including the Company, as of the date of the change in control. Finally, Dr. Dunlap would be entitled to a cash payment equal to $15,000, to be used toward outplacement services.

      Assuming that the severance benefits would have been payable as of April 5, 1999, the lump sum salary and bonus payment under such agreement to Dr. Dunlap would have been approximately $289,000. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), Dr. Dunlap would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by him with respect to such payment, plus the amount of all other additional taxes imposed on him attributable to the receipt of such gross-up payment.

Stock Ownership Policies

      The human resources committee of the board of directors (the "Committee") established a stock holding policy for executive officers of the Company that required executive officers to own a multiple of their compensation in shares of Common Stock. For the chief executive officer, the multiple is one times his base salary and reference incentive compensation for the fiscal year. For all other officers, the multiple was one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period. The policy has been amended to apply only to the chief executive officer.

      In order to assist executive officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company is authorized to make interest-free loans to executive officers to enable them to purchase shares of Common Stock in the open market. This plan was also amended to apply only to the chief executive officer. The loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

      The Committee also has a policy requiring its executive officers to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo TerraTech, the Company's parent company, and of Thermo Electron, Thermo TerraTech's parent company, as of May 31, 1999, with respect to (i) each director, (ii) each executive officer named in the summary compensation table set forth in Item 11 - Executive Compensation (the "named executive officers") and (iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of May 31, 1999, with respect to each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

      While certain directors or executive officers of the Company are also directors or executive officers of Thermo Electron or Thermo TerraTech, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo TerraTech or Thermo Electron.

                            ThermoRetec    Thermo TerraTech Thermo Electron
        Name (1)          Corporation (2)      Inc. (3)     Corporation (4)
        --------          ---------------      --------     ---------------
Thermo Electron            10,258,990              N/A              N/A
Corporation (5)
William Harris              1,081,882              N/A              N/A
Investors, Inc. (6)
John P. Appleton               73,000          305,939          154,363
Robert W. Dunlap              103,842           40,200           13,755
Elias P. Gyftopoulos           31,133            3,040           70,698
Brian D. Holt                       0          250,000          286,943
Fred Holubow                   59,892           16,500            6,000
Nels R. Johnson                37,688           17,958           20,352
James Lousararian              10,041              226            3,362
Theo Melas-Kyriazi             22,500           53,618          312,043
Frank E. Morris                33,325            1,500           25,214
Norman A. Pedersen             63,144           18,500           13,907
Jeffrey L. Powell             121,000           56,635           36,831
William A. Rainville           24,000           60,000          352,959
All directors and
current executive
     officers as a            602,564          835,313        1,497,332
     group (11 persons)

(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

(2) Shares of Common Stock beneficially owned by Dr. Appleton, Dr. Dunlap, Dr. Gyftopoulos, Mr. Holubow, Mr. Johnson, Mr. Melas-Kyriazi, Dr. Morris, Mr. Pedersen, Mr. Powell, Mr. Rainville and all directors and current executive  officers as a group  include  63,000,  8,000,  29,600,  26,450,
      37,250,  22,500,  26,450,  54,000,  111,000,  22,500 and  415,750  shares, respectively, that such person or group has the right to acquire within 60 days of May 31, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Gyftopoulos, Mr. Holubow, Dr. Morris and all directors and current executive officers as a group include 533, 7,060, 6,875 and 14,468 shares, respectively, that had been allocated through April 3, 1999, to their respective accounts maintained under the Deferred Compensation Plan. Shares of Common Stock beneficially owned by Dr. Dunlap and all directors and current executive officers as a group include warrants to purchase 23,962 shares issued in connection with the acquisition of Remediation Technologies Inc. by the Company. No director or named executive officer beneficially owned more than 1% of the Common Stock outstanding as of May 31, 1999; all directors and current executive officers as a group beneficially owned 4.43% of the Common Stock outstanding as of such date.

(3) Shares of the common stock of Thermo TerraTech beneficially owned by Dr. Appleton, Dr. Dunlap, Dr. Gyftopoulos, Mr. Holt, Mr. Johnson, Mr. Melas-Kyriazi, Dr. Morris, Mr. Pedersen, Mr. Powell, Mr. Rainville and all directors and current executive officers as a group include 275,000, 18,000, 1,500, 250,000, 17,000, 53,000, 1,500, 18,500, 28,000, 60,000 and
      727,500 shares, respectively, that such person or group has the right to acquire within 60 days of May 31, 1999, through the exercise of stock options. Shares beneficially owned by Mr. Holubow and all directors and current executive officers as a group each include 16,500 shares that Mr. Holubow has the right to acquire within 60 days of May 31, 1999, through the exercise of stock purchase warrants acquired in connection with private placements of the securities of Thermo TerraTech on terms identical to terms granted to unaffiliated investors. Shares beneficially owned by Dr. Appleton, Mr. Melas-Kyriazi, and all directors and current executive officers as a group include 305, 299 and 907 shares, respectively, allocated through May 31, 1999, to accounts maintained pursuant to the ESOP. Except for Dr. Appleton, who beneficially owned 1.58% and Mr. Holt who beneficially owned 1.3% of the common stock outstanding as of May 31, 1999, no director or named executive officer beneficially owned more than 1% of the common stock of Thermo TerraTech outstanding as of such date; all directors and current executive officers as a group beneficially owned 4.34% of the common stock of Thermo TerraTech outstanding as of May 31, 1999.

(4) Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Dr. Dunlap, Dr. Gyftopoulos, Mr. Holt, Mr. Johnson, Mr. Melas-Kyriazi, Dr. Morris, Mr. Pedersen, Mr. Powell, Mr. Rainville and all directors and current executive officers as a group include 116,902 12,900, 7,625, 283,950, 14,765, 275,811, 7,625, 6,700, 30,050, 286,837,
      and 1,211,152 shares, respectively, that such person or group has the right to acquire within 60 days of May 31, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Appleton, Mr. Melas-Kyriazi and all directors and current executive officers as a group include 1,615, 1,071, and 4,112 shares, respectively, allocated through May 31, 1999, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan ("ESOP"), of which the trustees, who have investment power over its assets are officers of Thermo Electron. Shares beneficially owned by Dr. Gyftopoulos, Dr. Morris and all directors and current executive officers as a group include 494, 11,924 and 12,418 shares, respectively, that had been allocated through April 3, 1999, to their respective accounts maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Dr. Morris include 3,415 shares owned by his spouse. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of May 31, 1999; all directors and current executive officers as a group did not beneficially own more than 1% of the common stock of Thermo Electron outstanding as of such date.

(5) Shares beneficially owned by Thermo Electron includes 239,955 shares of Common Stock issuable upon the conversion of the Company's 4 7/8% convertible debentures due 2000 owned by Thermo Electron and also includes. Also includes 269,492 shares of Common Stock issuable upon conversion of the Company's 3 7/8% convertible debentures due 2000 owned by Thermo TerraTech. As of May 31, 1999, Thermo Electron, primarily through its majority-owned subsidiary, Thermo TerraTech, beneficially owned approximately 74.22% of the outstanding Common Stock. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of May 31, 1999, Thermo Electron had the power to elect all of the members of the Company's board of directors.

(6) Information regarding the number of shares of Common Stock beneficially owned by William Harris Investors, Inc. ("Harris") is based upon the most recent Schedule 13G of Harris received by the Company which reported such ownership as of December 31, 1998. These shares of Common Stock have been acquired by Harris on behalf of discretionary clients of Harris. Harris has shared voting power and sole dispositive power with respect to these shares of Common Stock. Harris is an investment adviser registered under
      Section 203 of the Investment Adviser Act of 1940, as amended. Its address is 2 North LaSalle Street, Suite 400, Chicago, Illinois 60602. As of December 31, 1998, Harris beneficially owned approximately 8.2% of the outstanding Common Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron and Thermo TerraTech, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Company's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1999, except in the following instances. Mr. Holt, a director of the Company, filed his Form 3 late. Thermo Electron filed two Form 4s late, reporting the acquisition of shares of Common Stock associated with the Company's dividend reinvestment plan and three transactions associated with the grant and lapse of options to purchase Common Stock granted to employees under its stock option program.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Thermo Electron has, from time to time, caused its subsidiaries to sell minority interests to investors, resulting in several majority-owned, private and publicly-held subsidiaries. Thermo TerraTech has created the Company as a majority-owned, publicly-held subsidiary. The Company and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries."

      Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Company, have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

      To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and the Thermo Subsidiaries.

      The Charter currently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Company, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo
Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

      As provided in the Charter, the Company and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Company. The Company was assessed an annual fee equal to 0.8% of the Company's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% of the Company's revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Company and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Company $1,136,000 in fees under the Services Agreement.

Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Company. In fiscal 1999, the Company was billed an additional $57,000 by Thermo Electron for certain administrative services required by the Company that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Company upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Company ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services
Agreement, the Company will be required to pay a termination fee equal to the fee that was paid by the Company for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Company or as required in order to meet the Company's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Company a fee equal to the market rate for comparable services if such services are provided to the Company following termination.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company, and its sister subsidiary, The Randers Killam Group Inc., as well as their parent company, Thermo TerraTech Inc., would be merged into Thermo Electron. As a result, all three companies would become wholly owned subsidiaries of Thermo Electron. The public shareholders of all three companies would receive common stock in Thermo Electron in exchange for their shares. The completion of these transactions is subject to numerous conditions, including the establishment of prices and exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of Thermo TerraTech and Randers Killam; the negotiation and execution of definitive merger agreements; the receipt of fairness opinions from investment banking firms that the transactions are fair to the Company's and subsidiaries' shareholders (other than Thermo TerraTech and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and completion of review by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions.

      From time to time the Company may transact business with other companies in the Thermo Group.

      The Company purchases and sells services in the ordinary course of business to other companies affiliated with Thermo TerraTech. In fiscal 1999, the Company sold a total of $730,000 of products to other companies affiliated with Thermo TerraTech and purchased a total of $432,000 of services from such companies. The Company derived revenues of $347,000 in fiscal 1999 from a joint venture with Thermo EuroTech N.V., a majority-owned subsidiary of Thermo TerraTech, which was established in fiscal 1998 to provide soil-remediation services in Europe.

      In March 1999, as settlement of a note receivable, the Company received 118,707 shares of Thermo TerraTech common stock. The Company immediately sold the shares to Thermo TerraTech at fair market value and received proceeds of $668,000.

      At April 3, 1999, the Company owed Thermo Electron and its other subsidiaries an aggregate of $2,109,000 for amounts due under the Services Agreement and related administrative charges, for other products and services, and for miscellaneous items, net of amounts owed to the Company by Thermo Electron and its other subsidiaries for products, services and other miscellaneous items. The largest amount of such net indebtedness owed by the Company to Thermo Electron and its other subsidiaries since April 4, 1998 was $2,109,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

      As of April 3, 1999, approximately $20,607,000 of the Company's cash equivalents was invested in a repurchase agreement with Thermo Electron. Under this agreement, the Company in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Company's funds subject to the repurchase agreement are readily convertible into cash by the Company. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. This agreement was terminated effective June 1, 1999 in connection with the adoption of a new domestic cash management agreement.

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.

Stock Holding Assistance Plan

      The human resources committee of the board of directors (the "Committee"), established a stock holding policy that requires the chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company may make interest-free loans to the chief executive officer, to enable him to purchase the Common Stock in the open market. The stock holding policy and the stock holding assistance plan were both subsequently amended to apply only to the chief executive officer. During fiscal 1998, Mr. Powell, a vice president of the Company, received loans in the principal amount of $59,940.50 under this plan to purchase 10,000 shares, the entire amount of which was outstanding as of May 31, 1999. In fiscal 1998, Mr. Pedersen, then a vice president of the Company, received loans in the principal amount of $45,828.50 under this plan to purchase 7,401 shares, the entire amount of which was outstanding as of May 31, 1999. In fiscal 1998, Mr. Lousararian, then a vice president of the Company, received loans in the principal amount of $47,572.50 under the plan to purchase 7,700 shares, the entire amount of which was outstanding as of May 31, 1999. These loans are repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on form 10-K/A to be signed by the undersigned, duly authorized.

                                             THERMORETEC CORPORATION


                                             By:  / s /  Sandra L. Lambert
                                                ----------------------------
                                                Sandra L. Lambert
                                                Secretary