Form 10-Q
period 1999-07-03
THERMORETEC CORP
filed 1999-08-06
CIK 913771

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                    ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                               Outstanding at July 30, 1999
  Common Stock, $.01 par value                        13,573,083



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMORETEC CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3,   April 3,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $20,607 under repurchase agreement               $     62    $20,669
   with affiliated company in fiscal 1999)
 Advance to affiliate (Note 7)                                                          23,380          -
 Accounts receivable, less allowances of $1,681 and $1,706                              29,199     32,035
 Unbilled contract costs and fees                                                        6,005      7,442
 Prepaid and refundable income taxes                                                     3,830      3,923
 Prepaid expenses                                                                        1,338      1,454
                                                                                      --------   --------

                                                                                        63,814     65,523
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost (Note 5)                                        47,427     55,280
 Less:  Accumulated depreciation and amortization                                       24,468     23,538
                                                                                      --------   --------

                                                                                        22,959     31,742
                                                                                      --------   --------

Other Assets                                                                             9,655      7,589
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                             35,002     35,087
                                                                                      --------   --------

                                                                                      $131,430   $139,941
                                                                                      ========   ========


                             THERMORETEC CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3,   April 3,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Subordinated convertible debentures (includes $4,300 of related-party                $ 37,950    $     -
   debt)
 Accounts payable                                                                        8,472     10,048
 Accrued payroll and employee benefits                                                   5,131      6,326
 Deferred revenue                                                                        2,854      2,675
 Billings in excess of revenues earned                                                   1,964      3,323
 Other accrued expenses (Note 5)                                                         4,721      4,068
 Due to parent company and affiliated companies                                          2,353      2,109
                                                                                      --------   --------

                                                                                        63,445     28,549
                                                                                      --------   --------

Deferred Income Taxes                                                                        -        511

Subordinated Convertible Obligations (includes $2,650 and $6,830 of                      2,650     40,600
 related-party debt)
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized; 14,247,572                    142        142
   shares issued
 Capital in excess of par value                                                         87,935     88,045
 Accumulated deficit                                                                   (17,056)   (12,063)
 Treasury stock at cost, 674,489 and 693,074 shares                                     (5,686)    (5,843)
                                                                                      --------   --------

                                                                                        65,335     70,281
                                                                                      --------   --------

                                                                                      $131,430   $139,941
                                                                                      ========   ========

















The accompanying notes are an integral part of these consolidated financial statements.

                             THERMORETEC CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $35,849    $34,416
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       29,904     28,872
 Selling, general, and administrative expenses                                           3,823      4,192
 Restructuring costs (Note 5)                                                            9,569          -
                                                                                       -------     ------

                                                                                        43,296     33,064
                                                                                       -------     ------

Operating Income (Loss)                                                                 (7,447)     1,352

Interest Income                                                                            314        166
Interest Expense (includes $78 and $62 to related parties)                                (542)      (541)
                                                                                       -------     ------

Income (Loss) Before Income Taxes                                                       (7,675)       977
Income Tax (Provision) Benefit                                                           2,682       (489)
                                                                                       -------     ------

Net Income (Loss)                                                                      $(4,993)    $  488
                                                                                       =======     ======

Basic and Diluted Earnings (Loss) per Share (Note 3)                                   $  (.37)    $  .04
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  13,559     12,935
                                                                                       =======     ======

 Diluted                                                                                13,559     12,996
                                                                                       =======     ======



















The accompanying notes are an integral part of these consolidated financial statements.


                             THERMORETEC CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                    $ (4,993)   $   488
 Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Noncash restructuring costs (Note 5)                                                9,044          -
     Change in deferred income taxes                                                    (2,841)         -
     Depreciation and amortization                                                       1,609      2,043
     Provision for losses on accounts receivable                                             7         70
     Other noncash items                                                                    62         (1)
     Changes in current accounts:
       Accounts receivable                                                               2,648     (1,405)
       Unbilled contract costs and fees                                                  1,437     (1,819)
       Other current assets                                                                210        194
       Accounts payable                                                                 (1,576)      (293)
       Billings in excess of revenues earned                                            (1,359)      (148)
       Other current liabilities (Note 5)                                                 (456)    (1,011)
       Due to parent company and affiliated companies                                      244         35
                                                                                      --------    -------

        Net cash provided by (used in) operating activities                              4,036     (1,847)
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net (Note 7)                                                   (23,380)         -
 Purchases of property, plant, and equipment                                            (1,307)    (1,232)
 Proceeds from sale of property, plant, and equipment                                        9        188
 Other                                                                                     (24)         -
                                                                                      --------    -------

        Net cash used in investing activities                                          (24,702)    (1,044)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         48         28
 Other                                                                                      11         43
                                                                                      --------    -------

        Net cash provided by financing activities                                           59         71
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                  (20,607)    (2,820)
Cash and Cash Equivalents at Beginning of Period                                        20,669      8,912
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $     62    $ 6,092
                                                                                      ========    =======






The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoRetec Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, and the results of operations and cash flows for the three-month periods ended July 3, 1999, and July 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of April 3, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. Certain amounts in fiscal 1999 have been reclassified to conform to the presentation in the fiscal 2000 financial statements. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form
10-K for the fiscal year ended April 3, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents unrealized, net of tax gains and losses from available-for-sale investments. During the first quarter of fiscal 2000 and 1999, the Company had a comprehensive loss of $4,993,000 and comprehensive income of $485,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Basic
Net Income (Loss)                                                                      $(4,993)    $  488
                                                                                       -------     ------

Weighted Average Shares                                                                 13,559     12,935
                                                                                       -------     ------

Basic Earnings (Loss) per Share                                                        $  (.37)    $  .04
                                                                                       =======     ======

Diluted
Net Income (Loss)                                                                      $(4,993)    $  488
                                                                                       -------     ------

Weighted Average Shares                                                                 13,559     12,935
Effect of Stock Options                                                                      -         61
                                                                                       -------     ------

Weighted Average Shares, as Adjusted                                                    13,559     12,996
                                                                                       -------     ------

Diluted Earnings (Loss) per Share                                                      $  (.37)    $  .04
                                                                                       =======     ======


3.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings (loss) per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 1,381,214 of such options outstanding, with exercise prices ranging from $1.98 to $14.93 per share. In addition, the computation of diluted earnings per share for all periods excludes the effect of assuming the conversion of $37,950,000 principal amount of 4 7/8% subordinated convertible debentures, convertible at $17.92 per share, and the effect of assuming the conversion of $2,650,000 principal amount of a 3 7/8% subordinated convertible note, convertible at $9.83 per share, because the effects would be antidilutive.

4.     Business Segment Information

                                                                                      Three Months Ended
                                                                                        July 3,   July 4,
(In thousands)                                                                             1999      1998
------------------------------------------------------------------------------------- ---------- --------

Revenues:
 Consulting and Engineering                                                             $19,247   $17,668
 Nuclear Remediation                                                                      8,550     8,413
 Soil Remediation                                                                         5,410     5,925
 Fluids Recycling                                                                         2,642     2,410
                                                                                        -------   -------

                                                                                        $35,849   $34,416
                                                                                        =======   =======

Income (Loss) Before Income Taxes:
 Consulting and Engineering                                                             $ 1,244   $   732
 Nuclear Remediation                                                                        534       565
 Soil Remediation (a)                                                                    (8,989)      141
 Fluids Recycling                                                                           290       269
 Corporate (b)                                                                             (526)     (355)
                                                                                        -------   -------

 Total operating income (loss)                                                           (7,447)    1,352
 Interest expense, net                                                                     (228)     (375)
                                                                                        -------   -------

                                                                                        $(7,675)  $   977
                                                                                        =======   =======

(a)  Includes restructuring costs of $9,569,000 in fiscal 2000.
(b)  Primarily general and administrative expenses.

5.     Restructuring Costs

      During fiscal 1999, the Company recorded restructuring costs for the closure of two soil-recycling facilities, resulting in a write-down of fixed assets to their estimated disposal value, a write-off of intangible assets, as well as ongoing lease costs and severance for 13 employees. The Company closed one soil-recycling facility in March 1999 and is actively seeking a buyer for the second soil-recycling facility. If no buyer is found, the Company will close the facility. As of April 3, 1999, the Company had terminated 6 employees. No additional employees were terminated during the first quarter of fiscal 2000.

      In May 1999, the Company announced the planned sale of three additional soil-recycling facilities. In connection with these actions, the Company recorded $9,569,000 of restructuring charges in the first quarter of fiscal
2000. These costs include an $8,925,000 write-down of fixed assets to their estimated disposal value of $3,160,000; the write-off of $119,000 of prepaid expenses associated with the facilities; $475,000 of severance costs for 33 employees, none of whom were terminated in the first quarter of fiscal 2000; as well as $50,000 of ongoing lease costs.


      Unaudited revenues and operating income before restructuring charges from the soil-recycling facilities that have been or will be closed or sold aggregated $2,610,000 and $465,000, respectively, in the first quarter of fiscal
2000, and $12,389,000 and $708,000, respectively, in fiscal 1999. As a result of the restructuring actions, depreciation has been discontinued on the soil-recycling facilities to be sold or closed. During the first quarter of fiscal 2000, discontinuing depreciation at these facilities reduced the pretax operating loss by $488,000. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, is as follows:
                                                                                       Facility
                                                                                       -closing
(In thousands)                                                             Severance      Costs     Total
------------------------------------------------------------------------- ----------- ---------- ---------

Balance at April 3, 1999                                                     $  112      $  690     $  802
 Provision charged to expense                                                   475          50        525
 Usage                                                                          (49)        (13)       (62)
                                                                             ------      ------     ------

Balance at July 3, 1999                                                      $  538      $  727     $1,265
                                                                             ======      ======     ======

      The Company expects to incur additional costs of $107,000, primarily for expected future incremental costs related to the restructuring, during the remainder of fiscal 2000.

6.     Proposed Reorganization

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company.
Under this plan, the Company and its sister subsidiary, The Randers Killam Group
Inc., as well as their parent company, Thermo TerraTech Inc., would be merged into Thermo Electron. As a result, all three companies would become wholly owned subsidiaries of Thermo Electron. The public shareholders of the Company, The
Randers Killam Group, and Thermo TerraTech would receive common stock in Thermo
Electron in exchange for their shares. The completion of these transactions is subject to numerous conditions, including the establishment of prices and exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of Thermo TerraTech and The Randers Killam Group; the negotiation and execution of a definitive merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo TerraTech and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and completion of review by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions.

7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company is a national provider of environmental-liability and resource-management services. Through a nationwide network of offices, the Company offers these and related consulting services in four segments:
Consulting and Engineering, Nuclear Remediation, Soil Remediation, and Fluids
Recycling.

      The Company's Consulting and Engineering segment provides consultation, engineering, and on-site services to help clients manage problems associated with environmental compliance, resource management, and the remediation of industrial sites contaminated with organic and inorganic wastes and residues.
The Company's eastern construction operation performs the cleanup of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive wastes.

      The Company's Nuclear Remediation segment provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry-laboratory services, radiation-dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. The Company also provides nuclear-remediation and waste-management services to government and private sector clients.

      Through its Soil Remediation segment, the Company designs and operates fixed and mobile facilities for the remediation of contaminated soil. The
Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Although the Company expects this market to remain viable for some time after July 3, 1999, there can be no assurance that this business will not decline in future years.
In May 1999, the Company announced plans to sell three additional soil-recycling facilities (Note 5).

      The Company's Fluids Recycling segment collects, tests, processes, and recycles used motor oil and other industrial fluids in certain western states
(Oregon, Idaho, Nevada, Utah, Colorado, New Mexico, Texas, and Arizona).

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



Results of Operations

First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999

      Revenues increased to $35.8 million in the first quarter of fiscal 2000 from $34.4 million in the first quarter of fiscal 1999. Revenues increased $1.6 million to $19.2 million at the Consulting and Engineering segment, primarily due to higher revenues from a large remedial-construction contract. Fluids
Recycling segment revenues increased $0.3 million to $2.7 million, primarily due to increased capacity as a result of geographic expansion. These increases were offset in part by a decrease in Soil Remediation segment revenues of $0.5 million to $5.4 million, primarily as a result of the closing of a soil-recycling facility in fiscal 1999 (Note 5) and lower average prices per ton of soil processed.

      The gross profit margin increased to 17% in the first quarter of fiscal
2000 from 16% in the first quarter of fiscal 1999. The gross profit margin increased primarily due to discontinuing depreciation at the soil-recycling facilities to be sold or closed as discussed below, as well as a reduction of losses at the Consulting and Engineering segment's eastern construction operation on certain remedial-construction contracts and higher utilization of billable personnel. These increases were offset in part by lower average prices per ton of soil processed at the Soil Remediation segment.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 11% in the first quarter of fiscal 2000 from 12% in the first quarter of fiscal 1999. This decrease was primarily due to the effect of increased revenues as a percentage of selling, general, and administrative expenses at the Construction and Engineering segment and, to a lesser extent, a reduction in staffing levels at the Soil Remediation segment as a result of the restructuring actions taken in fiscal 1999.

      In May 1999, the Company announced plans to sell three additional soil-recycling facilities. In connection with this action, the Company recorded pretax charges totaling $9.6 million in the first quarter of fiscal 2000 (Note
5). These charges primarily represent the excess of the book value of the three facilities proposed to be sold over the estimated proceeds from the sale.
Aggregate revenues and operating income before restructuring charges from the soil-recycling facilities that have been or will be sold or closed were $2.6 million and $0.5 million, respectively, in the first quarter of fiscal 2000, and $12.4 million and $0.7 million, respectively, in fiscal 1999. As a result of the restructuring actions, depreciation has been discontinued at the soil-recycling facilities to be sold or closed. During the first quarter of fiscal 2000, discontinuing depreciation at these facilities reduced the pretax operating loss by $0.5 million.

      Interest income increased to $0.3 million in the first quarter of fiscal
2000 from $0.2 million in the first quarter of fiscal 1999 as a result of higher average invested balances.

      The Company recorded a tax benefit at a rate of 35% in the first quarter of fiscal 2000. The Company's effective tax rate in the first quarter of fiscal
1999 was 50%. This rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

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






Liquidity and Capital Resources

      Consolidated working capital, including cash and cash equivalents was $0.4 million at July 3, 1999, compared with $37.0 million at April 3, 1999. The decline in working capital is primarily due to the reclassification of $38.0 million of subordinated convertible debentures due May 2000 to a current liability. Cash and cash equivalents were $0.1 million at July 3, 1999, compared with $20.7 million at April 3, 1999. In addition, as of July 3, 1999, the
Company had $23.4 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo
Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first quarter of fiscal 2000, $4.0 million of cash was provided by operating activities. Cash of $2.6 million was provided by a decrease in accounts receivable, primarily due to improved collection efforts. This source of cash was offset in part by $2.0 million of cash used to fund a decrease in accounts payable and other current liabilities, which was primarily due to the timing of payments.

      Excluding advances to affiliate activity, the Company's primary investing activity in the first quarter of fiscal 2000 consisted of capital expenditures.
The Company expended $1.3 million for purchases of property, plant, and equipment during the first quarter of fiscal 2000. The Company plans to make capital expenditures of approximately $3.2 million during the remainder of fiscal 2000.

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. In addition, the Company's $38.0 million principal amount 4
7/8% convertible debentures mature on May 1, 2000. The maturity of this debt could adversely affect the Company's liquidity in the first quarter of fiscal
2001. The Company expects that it will finance any such acquisitions and the redemption of such debentures through a combination of internal funds and/or short-term borrowings from Thermo TerraTech Inc. or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Informational and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, services, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers and vendors; and (iii) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and noninformation technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and noninformation technology systems for year 2000 compliance, has been largely completed. During phase one, the Company tested and evaluated its significant computer systems, software applications and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical noninformation technology systems. The Company's efforts included testing the year 2000 readiness of its utility and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or noninformation technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that any material upgrades or modifications to its critical noninformation technology systems are required. The Company is currently upgrading or replacing its material



Year 2000 (continued)

noncompliant information technology systems, and this process was approximately
85% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical noninformation technology systems will be year 2000 compliant by the end of October 1999.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by the end of October 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying manual or backup systems in the event of a failure of the Company's material information technology systems. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by the end of October 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred third-party expenses (external costs) related to year 2000 issues of approximately $0.2 million as of July 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $0.3 million. All of the external costs incurred as of July 3, 1999, were spent on testing and upgrading information technology systems. In fiscal 1999 and in the first quarter of fiscal 2000, approximately 5% of the Company's total information technology budget was spent on year 2000 issues. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that the Company experiences year 2000 problems in its material information technology systems that cause the Company to be unable to access data, to process transactions, and to maintain accurate books and records. In such an event, the Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or


Year 2000 (continued)

delays. Some services provided by the Company involve the delivery to clients of third-party software and hardware. In addition, certain older third-party products, which the Company no longer uses in providing its services to clients, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's key suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues.
Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at year-end fiscal
1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)    Reports on Form 8-K

      On May 12, 1999, the Company filed a Current Report on Form 8-K, dated as of May 5, 1999, with respect to modifications to the previously announced reorganization plan of the Company's ultimate parent, Thermo Electron
Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

      On May 25, 1999, the Company filed a Current Report on Form 8-K, dated as of May 24, 1999, with respect to certain pretax restructuring and other charges that will be taken by the Company.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1999.

                                                          THERMORETEC CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

27.1           Financial Data Schedule.

27.2           Amended Financial Data Schedule for the year ended April 3, 1999.
