Form 10-Q
period 1999-10-02
THERMORETEC CORP
filed 1999-11-10
CIK 913771

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                    ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                               Outstanding at October 29, 1999
 Common Stock, $.01 par value                             13,607,715

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMORETEC CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2,   April 3,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $20,607 under repurchase                         $     63    $20,669
   agreement with affiliated company in fiscal 1999)
 Advance to affiliate (Note 6)                                                          29,131          -
 Accounts receivable, less allowances of $1,775 and $1,706                              23,986     32,035
 Unbilled contract costs and fees                                                       12,901      7,442
 Prepaid and refundable income taxes                                                     3,830      3,923
 Prepaid expenses                                                                        1,566      1,454
                                                                                      --------   --------

                                                                                        71,477     65,523
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost (Note 5)                                        48,253     55,280
 Less:  Accumulated depreciation and amortization                                       25,638     23,538
                                                                                      --------   --------

                                                                                        22,615     31,742
                                                                                      --------   --------

Other Assets                                                                             7,474      7,589
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      34,731     35,087
                                                                                      --------   --------

                                                                                      $136,297   $139,941
                                                                                      ========   ========



                             THERMORETEC CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2,   April 3,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Subordinated convertible debentures (includes $4,300 of related-party                $ 37,950    $     -
   debt)
 Accounts payable                                                                       10,055     10,048
 Accrued payroll and employee benefits                                                   6,587      6,326
 Deferred revenue                                                                        3,392      2,675
 Billings in excess of revenues earned                                                   1,766      3,323
 Other accrued expenses (Note 5)                                                         5,771      4,068
 Due to parent company and affiliated companies                                          2,844      2,109
                                                                                      --------   --------

                                                                                        68,365     28,549
                                                                                      --------   --------

Deferred Income Taxes                                                                        -        511
                                                                                      --------   --------

Subordinated Convertible Obligations (includes $2,650 and $6,830                         2,650     40,600
 of related-party debt)
                                                                                      --------   --------


Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;                               142        142
   14,247,572 shares issued
 Capital in excess of par value                                                         87,741     88,045
 Accumulated deficit                                                                   (17,145)   (12,063)
 Treasury stock at cost, 648,212 and 693,074 shares                                     (5,456)    (5,843)
                                                                                      --------   --------

                                                                                        65,282     70,281
                                                                                      --------   --------

                                                                                      $136,297   $139,941
                                                                                      ========   ========

















The accompanying notes are an integral part of these consolidated financial statements.



                             THERMORETEC CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                               $38,560    $35,140
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       31,991     29,507
 Selling, general, and administrative expenses                                           3,899      3,930
 Restructuring costs (Note 5)                                                               63      9,176
                                                                                       -------    -------

                                                                                        35,953     42,613
                                                                                       -------    -------

Operating Income (Loss)                                                                  2,607     (7,473)

Interest Income                                                                            406        185
Interest Expense (includes $78 and $66 to related parties)                                (542)      (542)
                                                                                       -------    -------

Income (Loss) Before Income Taxes                                                        2,471     (7,830)
Income Tax (Provision) Benefit                                                          (1,143)     2,507
                                                                                       -------    -------

Net Income (Loss)                                                                      $ 1,328    $(5,323)
                                                                                       =======    =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                                   $   .10    $  (.41)
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  13,578     13,027
                                                                                       =======    =======

 Diluted                                                                                14,059     13,027
                                                                                       =======    =======



















The accompanying notes are an integral part of these consolidated financial statements.




                             THERMORETEC CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                               $74,409    $69,556
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       61,895     58,379
 Selling, general, and administrative expenses                                           7,722      8,122
 Restructuring costs (Note 5)                                                            9,632      9,176
                                                                                       -------    -------

                                                                                        79,249     75,677
                                                                                       -------    -------

Operating Loss                                                                          (4,840)    (6,121)

Interest Income                                                                            720        351
Interest Expense (includes $156 and $128 to related parties)                            (1,084)    (1,083)
                                                                                       -------    -------

Loss Before Income Taxes                                                                (5,204)    (6,853)
Income Tax Benefit                                                                       1,539      2,018
                                                                                       -------    -------

Net Loss                                                                               $(3,665)   $(4,835)
                                                                                       =======    =======

Basic and Diluted Loss per Share (Note 3)                                              $  (.27)   $  (.37)
                                                                                       =======    =======

Basic and Diluted Weighted Average Shares (Note 3)                                      13,569     12,981
                                                                                       =======    =======






















The accompanying notes are an integral part of these consolidated financial statements.



                             THERMORETEC CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Operating Activities:
 Net loss                                                                             $ (3,665)   $(4,835)
 Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
     Noncash restructuring costs (Note 5)                                                9,071      8,105
     Change in deferred income taxes                                                    (2,841)         -
     Depreciation and amortization                                                       3,223      4,027
     Provision for losses on accounts receivable                                           118        135
     Other noncash items                                                                   198        116
     Changes in current accounts, excluding the effects of acquisition:
       Accounts receivable                                                               7,750     (5,663)
       Unbilled contract costs and fees                                                 (5,459)      (877)
       Other current assets                                                               (135)    (2,861)
       Accounts payable                                                                      7     (1,587)
       Billings in excess of revenues earned                                            (1,557)      (217)
       Other current liabilities (Note 5)                                                2,710      2,169
       Due to parent company and affiliated companies                                      735        900
                                                                                      --------    -------

        Net cash provided by (used in) operating activities                             10,155       (588)
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net (Note 6)                                                   (29,131)         -
 Acquisition, net of cash acquired                                                           -       (576)
 Purchases of property, plant, and equipment                                            (2,210)    (2,330)
 Proceeds from sale of property, plant, and equipment                                       22        185
 Other                                                                                     (46)       (76)
                                                                                      --------    -------

        Net cash used in investing activities                                          (31,365)    (2,797)
                                                                                      --------    -------

Financing Activities:
 Dividends paid                                                                         (1,417)      (463)
 Repayment of long-term notes receivable                                                 1,892         65
 Net proceeds from issuance of Company common stock                                        129         28
                                                                                      --------    -------

        Net cash provided by (used in) financing activities                                604       (370)
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                  (20,606)    (3,755)
Cash and Cash Equivalents at Beginning of Period                                        20,669      8,912
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $     63    $ 5,157
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired company                                             $      -    $   576
 Cash paid for acquired company                                                              -       (576)
                                                                                      --------    -------

                                                                                      $      -    $     -

 Dividend reinvested in Company common stock                                          $      -    $   892
                                                                                      ========    =======

The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoRetec Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and six-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the six-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which in the fiscal 1999 periods represents unrealized net of tax gains and losses from available-for-sale investments. There were no unrealized gains or losses during the first six months of fiscal 2000, therefore, comprehensive income equals net income (loss) reported for the three- and six-month periods ended October 2, 1999. During the three- and six-month periods ended October 3, 1998, the Company had comprehensive losses of $5,318,000 and $4,833,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                             October 2, October 3,  October 2, October 3,
(In thousands except per share amounts)                            1999       1998        1999       1998
------------------------------------------------------------ ---------- ---------- ----------- ----------

Basic
Net Income (Loss)                                                $1,328    $(5,323)    $(3,665)   $(4,835)
                                                                 ------    -------     -------    -------

Weighted Average Shares                                          13,578     13,027      13,569     12,981
                                                                 ------    -------     -------    -------

Basic Earnings (Loss) per Share                                  $  .10    $  (.41)    $  (.27)   $  (.37)
                                                                 ======    =======     =======    =======

Diluted
Net Income (Loss)                                                $1,328    $(5,323)    $(3,665)   $(4,835)
Effect of Convertible Debentures                                     15          -           -          -
                                                                 ------    -------     -------    -------

Income Available to Common Shareholders, as Adjusted              1,343     (5,323)     (3,665)    (4,835)
                                                                 ------    -------     -------    -------

Weighted Average Shares                                          13,578     13,027      13,569     12,981
Effect of :
 Stock options                                                      211          -           -          -
 Convertible debentures                                             270          -           -          -
                                                                 ------    -------     -------    -------

Weighted Average Shares, as Adjusted                             14,059     13,027      13,569     12,981
                                                                 ------    -------     -------    -------

Diluted Earnings (Loss) per Share                                $  .10    $  (.41)    $  (.27)   $  (.37)
                                                                 ======    =======     =======    =======




3.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 490,000 of such options outstanding, with exercise prices ranging from $5.84 to $14.93 per share. In addition, the computation of diluted earnings per share for the six-month period ended October 2, 1999, and the three- and six-month periods ended October 3, 1998, excludes the effect of assuming the conversion of $2,650,000 principal amount of a 3 7/8% subordinated convertible note, convertible at $9.83 per share, and the computation of diluted earnings per share for all periods excludes the effect of assuming the conversion of $37,950,000 principal amount of 4 7/8% subordinated convertible debentures, convertible at $17.92 per share, because the effects would be antidilutive.

4.     Business Segment Information

                                                                Three Months Ended       Six Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Consulting and Engineering                                     $20,589    $ 18,185    $39,836    $ 35,853
 Nuclear Remediation                                              8,871       8,608     17,421      17,021
 Soil Remediation                                                 6,216       5,774     11,626      11,699
 Fluids Recycling                                                 2,884       2,573      5,526       4,983
                                                                -------    --------    -------    --------

                                                                $38,560    $ 35,140    $74,409    $ 69,556
                                                                =======    ========    =======    ========

Income (Loss) Before Income Taxes:
 Consulting and Engineering                                     $ 1,158    $    754    $ 2,350    $  1,486
 Nuclear Remediation                                                408         551        942       1,116
 Soil Remediation (a)                                             1,161      (8,719)    (7,828)     (8,578)
 Fluids Recycling                                                   390         349        680         618
 Corporate (b)                                                     (510)       (408)      (984)       (763)
                                                                -------    --------    -------    --------

 Total operating income (loss)                                    2,607      (7,473)    (4,840)     (6,121)
 Interest expense, net                                             (136)       (357)      (364)       (732)
                                                                -------    --------    -------    --------

                                                                $ 2,471    $ (7,830)   $(5,204)   $ (6,853)
                                                                =======    ========    =======    ========

(a) Includes restructuring costs of $9.6 million in the first six months of fiscal 2000 and $9.2 million in the fiscal 1999 periods.
(b) Primarily general and administrative expenses.

5.     Restructuring Costs

      During fiscal 1999, the Company recorded restructuring costs for the closure of two soil-recycling facilities, resulting in a write-down of fixed assets to their estimated disposal value, a write-off of intangible assets, as well as ongoing lease costs and severance for 13 employees. The Company closed one soil-recycling facility in March 1999 and is actively seeking a buyer for the second soil-recycling facility. If no buyer is found, the Company will close the facility. As of April 3, 1999, the Company had terminated 6 employees. No additional employees were terminated during the first six months of fiscal 2000.



5.    Restructuring Costs (continued)

      During fiscal 2000, the Company announced the planned sale of three additional soil-recycling facilities. In connection with these actions, the Company recorded $9,632,000 of restructuring charges in the first six months of fiscal 2000. These costs include an $8,952,000 write-down of fixed assets to their estimated disposal value; a $119,000 write-off of prepaid expenses associated with the facilities; $475,000 of severance costs for 33 employees, none of whom were terminated in the first six months of fiscal 2000; $50,000 of ongoing lease costs; and $36,000 of retention bonuses paid.

      Unaudited revenues and operating income before restructuring charges from the soil-recycling facilities that have been or will be closed or sold aggregated $5,813,000 and $1,338,000, respectively, in the first six months of fiscal 2000, and $12,389,000 and $708,000, respectively, in fiscal 1999. These facilities are available for sale immediately. As a result of the restructuring actions, the Company discontinued recording depreciation on the soil-recycling facilities to be sold or closed. During the three- and six-month periods ended
October 2, 1999, discontinuing depreciation at these facilities increased the Company's operating income by $440,000 and reduced the Company's pretax operating loss by $928,000, respectively.

      Substantially all of the restructuring costs to date have been noncash charges except for amounts recorded as accrued restructuring costs. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, is as follows:

                                                      Severance     Facility-         Other         Total
(In thousands)                                                        closing
                                                                        Costs
------------------------------------------------- -------------- ------------- ------------- -------------

Fiscal 1999 Plan
 Balance at April 3, 1999                                 $ 112          $690          $  -          $ 802
   Usage                                                    (71)          (16)            -            (87)
                                                          -----          ----          ----          -----

 Balance at October 2, 1999                               $  41          $674          $  -          $ 715
                                                          =====          ====          ====          =====

Fiscal 2000 Plan
 Balance at April 3, 1999                                 $   -          $  -          $  -          $   -
   Provision charged to expense                             475            50            36            561
   Usage                                                    (50)          (10)          (36)           (96)
                                                          -----          ----          ----          -----

 Balance at October 2, 1999                               $ 425          $ 40          $  -          $ 465
                                                          =====          ====          ====          =====

      The Company expects to pay the balance of accrued restructuring costs primarily during the remainder of fiscal 2000. The Company expects to incur additional costs of approximately $100,000, primarily for expected future incremental costs related to the restructuring, during the remainder of fiscal
2000.

6.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.


6.    Cash Management Arrangement (continued)

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at October 2, 1999.

7.    Proposed Merger

      On October 19, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Electron pursuant to which Thermo Electron would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo TerraTech and Thermo Electron in exchange for $7.00 in cash per share, without interest. The merger had been originally announced as a stock-for-stock transaction pursuant to which shareholders of the Company would have received stock of Thermo Electron in exchange for their shares of the Company. Following the merger, the Company's common stock would cease to be publicly traded. The Board of Directors of the Company approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting of an independent director of the Company. The completion of this merger is subject to certain conditions, including shareholder approval of the merger agreement and the completion of review by the Securities and Exchange Commission of certain required filings. Thermo Electron and Thermo TerraTech intend to vote all of their shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed in the fourth quarter of fiscal 2000.

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




Overview (continued)

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

      Through its Soil Remediation segment, the Company designs and operates fixed and mobile facilities for the remediation of contaminated soil. The
Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Although the Company expects this market to remain viable for some time after October 2, 1999, there can be no assurance that this business will not decline in future years. In the first quarter of fiscal 2000, the Company announced plans to sell three additional soil-recycling facilities (Note 5).

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

Results of Operations

Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999

      Revenues increased to $38.6 million in the second quarter of fiscal 2000 from $35.1 million in the second quarter of fiscal 1999. Revenues increased $2.4 million to $20.6 million at the Consulting and Engineering segment, primarily due to higher revenues from a large remedial-construction contract that is expected to continue through fiscal 2001. Soil Remediation segment revenues increased $0.4 million to $6.2 million, primarily as a result of an increase in the volume of soil processed, offset in part by the closing of a soil-recycling facility in fiscal 1999 (Note 5). Fluids Recycling segment revenues increased
$0.3 million to $2.9 million, primarily due to increased capacity as a result of geographic expansion.

      The gross profit margin increased to 17% in the second quarter of fiscal
2000 from 16% in the second quarter of fiscal 1999. The gross profit margin increased primarily due to the discontinuation of depreciation at the soil-recycling facilities to be sold or closed as discussed below.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 10% in the second quarter of fiscal 2000 from 11% in the second quarter of fiscal 1999. This decrease was primarily due to the effect of increased revenues as a percentage of selling, general, and administrative expenses at the Construction and Engineering segment and, to a lesser extent, a reduction in staffing levels at the Soil Remediation segment as a result of the restructuring actions taken in fiscal 1999.

      In the first quarter of fiscal 2000, the Company announced plans to sell three soil-recycling facilities, in addition to the two announced for closure in fiscal 1999, discussed below (Note 5). In connection with these actions, the Company recorded pretax charges totaling $0.1 million in the second quarter of fiscal 2000 for retention bonuses paid and cash costs incurred in connection with the proposed sale of a facility. The discontinuation of depreciation at the soil-recycling facilities to be sold or closed increased operating income by $0.4 million during the second quarter of fiscal 2000.


Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999 (continued)

      During the second quarter of fiscal 1999, the Company recorded $9.2 million of restructuring costs in connection with the decision to close two soil-recycling facilities (Note 5). The costs included a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs. The decision was in response to changes in market conditions, which have resulted in lower-priced soil-recycling alternatives.

      All of the facilities that will be sold or closed reported aggregate revenues and operating income, prior to restructuring costs, of $5.8 million and $1.3 million, respectively, in the first six months of fiscal 2000 and $12.4 million and $0.7 million, respectively, in fiscal 1999.

      Interest income increased to $0.4 million in the second quarter of fiscal
2000 from $0.2 million in the second quarter of fiscal 1999 as a result of higher average invested balances.

      The Company's effective tax rate in the second quarter of fiscal 2000 was 46%. This rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The Company recorded a tax benefit in the second quarter of fiscal 1999 at an effective rate below the statutory federal income tax rate, primarily due to the impact of the write-off of nondeductible cost in excess of net assets of acquired companies.

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

First Six Months Fiscal 2000 Compared With First Six Months Fiscal 1999

      Revenues increased to $74.4 million in the first six months of fiscal 2000 from $69.6 million in the first six months of fiscal 1999. Revenues increased
$4.0 million to $39.8 million at the Consulting and Engineering segment, primarily due to higher revenues from a large remedial-construction contract that is expected to continue through fiscal 2001. Fluids Recycling segment revenues increased $0.5 million to $5.5 million, primarily due to increased capacity as a result of geographic expansion.

      The gross profit margin increased to 17% in the first six months of fiscal
2000 from 16% in the first six months of fiscal 1999. The gross profit margin increased primarily due to the discontinuation of depreciation at the soil-recycling facilities to be sold or closed as discussed below.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 10% in the first six months of fiscal 2000 from 12% in the first six months of fiscal 1999. This decrease was primarily due to the reasons discussed in the results of operations for the second quarter.

      In connection with the proposed sale of businesses discussed in the results of operations for the second quarter, the Company recorded $9.6 million of restructuring costs in the first six months of fiscal 2000. These charges primarily represent the excess of book value of the businesses proposed to be sold over the estimated proceeds from their sale (Note 5). The discontinuation of depreciation at the soil-recycling facilities to be sold or closed reduced the operating loss by $0.9 million in fiscal 2000.

      Interest income increased to $0.7 million in the first six months of fiscal 2000 from $0.4 million in the first six months of fiscal 1999 as a result of higher average invested balances.

      The Company recorded a tax benefit in the first six months of fiscal 2000 and 1999 at an effective rate below the statutory federal income tax rate primarily due to the impact of the write-off of nondeductible cost in excess of net assets of acquired companies.


Liquidity and Capital Resources

      Consolidated working capital was $3.1 million at October 2, 1999, compared with $37.0 million at April 3, 1999. The decline in working capital is primarily due to the reclassification of $38.0 million of subordinated convertible debentures due May 2000 to a current liability. Cash and cash equivalents were $0.1 million at October 2, 1999, compared with $20.7 million at April 3, 1999.
In addition, as of October 2, 1999, the Company had $29.1 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 6), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first six months of fiscal
2000, $10.2 million of cash was provided by operating activities. Cash of $7.8 million was provided by a decrease in accounts receivable, primarily due to the timing of billings and increased collection efforts. This source of cash was offset in part by $5.5 million of cash used to fund an increase in unbilled contract costs and fees, primarily due to the timing of billings. The Company expects to pay the balance of the accrued restructuring costs of $1.2 million primarily during the remainder of fiscal 2000.

      Excluding advances to affiliate activity, the Company's primary investing activity in the first six months of fiscal 2000 consisted of capital expenditures. The Company expended $2.2 million for purchases of property, plant, and equipment during the period and plans to make capital expenditures of approximately $2.3 million during the remainder of fiscal 2000.

      The Company's financing activities provided $0.6 million of cash. Cash of $1.9 million was provided by the repayment of a long-term note receivable. This source of cash was offset in part by $1.4 million of cash used to pay a semiannual cash dividend of $0.10 per share of common stock on September 30, 1999, to shareholders of record as of September 20, 1999.

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo
Electron, although it has no agreement to ensure that funds will be available on acceptable terms, or at all. In addition, the Company's $38.0 million principal amount 4 7/8% convertible debentures mature on May 1, 2000. The maturity of these debentures will have a material adverse effect on the Company's liquidity.
These debentures may be repaid prior to the maturity date if the merger of the Company with Thermo Electron (Note 7) is completed prior to that time. The merger of the Company with Thermo Electron is considered a redemption event causing the acceleration of the repayment of the debentures.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. In the first phase of the program, the Company tested and evaluated its critical information technology systems and non-information technology systems for year 2000 compliance, which efforts included testing and evaluating its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000


Year 2000 (continued)

impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its utility and telecommunications systems at its critical facilities. In phase two of its program, any material noncompliant information technology systems or non-information technology systems that were identified during phase one were prioritized and remediated.
Based on its evaluations, the Company concluded that no material upgrades or modifications to its critical non-information technology systems are required.
The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 90% complete as of October 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by the end of November 1999.

      The Company has also identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company also followed up with significant suppliers and vendors that did not respond to the Company's questionnaires. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. As of October 2, 1999, the Company has completed the majority of its assessment of third-party risk.

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan includes identifying manual or backup systems in the event of a failure of the Company's material information technology systems. The Company may in the future modify or adjust its contingency plan as may be required in the event that there are changes in the year 2000 readiness of its business systems and facilities, and significant suppliers and vendors.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred third-party expenses (external costs) related to year 2000 issues of approximately $0.2 million as of October 2, 1999. All of the external costs incurred as of October 2, 1999, were spent on testing and upgrading information technology systems. In fiscal 1999 and in the first six months of fiscal 2000, approximately 5% of the Company's total information technology budget was spent on year 2000 issues. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred.

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



Year 2000 (continued)

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

(b)   Reports on Form 8-K

      None.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 1999.

                                   THERMORETEC CORPORATION



                                   /s/ Paul F. Kelleher
                                   Paul F. Kelleher
                                   Chief Accounting Officer



                                   /s/ Theo Melas-Kyriazi
                                   Theo Melas-Kyriazi
                                   Chief Financial Officer




                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

 2.1 Agreement and Plan of Merger dated as of October 19, 1999, by and among Thermo Electron Corporation, Retec Acquisition Corporation, and ThermoRetec Corporation (filed as Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K relating to events occurring on October 19, 1999 [File No. 1-12636] and incorporated herein by reference).

  27           Financial Data Schedule.
