Form 10-Q
period 2000-01-01
THERMORETEC CORP
filed 2000-02-10
CIK 913771

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                    ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-12636

                             THERMORETEC CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                        59-3203761
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

Damonmill Square
9 Pond Lane, Suite 5A
Concord, Massachusetts                                 01742-2851
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                               Outstanding at January 28, 2000
  ----------------------------               -------------------------------
  Common Stock, $.01 par value                         13,604,625

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                             THERMORETEC CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    January 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $20,607 under repurchase                         $      3    $ 20,669
   agreement with affiliated company in fiscal 1999)
 Advance to affiliate (Note 6)                                                          29,306           -
 Accounts receivable, less allowances of $1,743 and $1,706                              24,529      32,035
 Unbilled contract costs and fees                                                       16,754       7,442
 Deferred tax asset and refundable income taxes                                          3,830       3,923
 Prepaid expenses                                                                        1,749       1,454
                                                                                      --------    --------

                                                                                        76,171      65,523
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost (Note 5)                                        48,774      55,280
 Less:  Accumulated depreciation and amortization                                       26,773      23,538
                                                                                      --------    --------

                                                                                        22,001      31,742
                                                                                      --------    --------

Other Assets                                                                             7,466       7,589
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies                                      33,916      35,087
                                                                                      --------    --------

                                                                                      $139,554    $139,941
                                                                                      ========    ========


                             THERMORETEC CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    January 1,    April 3,
(In thousands except share amounts)                                                       2000        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Subordinated convertible debentures (includes $6,950                                 $ 40,600    $      -
   of related-party debt)
 Accounts payable                                                                       14,648      10,048
 Accrued payroll and employee benefits                                                   5,999       6,326
 Deferred revenue                                                                        3,677       2,675
 Billings in excess of revenues earned                                                     828       3,323
 Other accrued expenses (Note 5)                                                         5,744       4,068
 Due to parent company and affiliated companies                                          1,896       2,109
                                                                                      --------    --------

                                                                                        73,392      28,549
                                                                                      --------    --------

Deferred Income Taxes                                                                        -         511
                                                                                      --------    --------

Subordinated Convertible Obligations (includes $6,830                                        -      40,600
 of related-party debt)
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;                               143         142
   14,298,686 and 14,247,572 shares issued
 Capital in excess of par value                                                         87,729      88,045
 Accumulated deficit                                                                   (15,989)    (12,063)
 Treasury stock at cost, 697,908 and 693,074 shares                                     (5,721)     (5,843)
                                                                                      --------    --------

                                                                                        66,162      70,281
                                                                                      --------    --------
                                                                                      $139,554    $139,941
                                                                                      ========    ========















The accompanying notes are an integral part of these consolidated financial statements.




                             THERMORETEC CORPORATION


                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    January 1, January  2,
(In thousands except per share amounts)                                                   2000        1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $42,577     $36,907
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                       35,381      31,364
 Selling, general, and administrative expenses                                           5,090       4,188
 Restructuring costs (Note 5)                                                               (7)          -
 Gain on sale of fixed assets                                                              (38)          -
                                                                                       -------     -------

                                                                                        40,426      35,552
                                                                                       -------     -------

Operating Income                                                                         2,151       1,355

Interest Income                                                                            418         197
Interest Expense (includes $78 and $67 to related parties)                                (577)       (542)
                                                                                       -------     -------

Income Before Income Taxes                                                               1,992       1,010
Income Tax Provision                                                                      (897)       (504)
                                                                                       -------     -------

Net Income                                                                             $ 1,095     $   506
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .08     $   .04
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  13,566      13,168
                                                                                       =======     =======

 Diluted                                                                                14,093      13,178
                                                                                       =======     =======


















The accompanying notes are an integral part of these consolidated financial statements.






                             THERMORETEC CORPORATION


                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    January 1, January  2,
(In thousands except per share amounts)                                                   2000        1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                             $ 116,986   $106,463
                                                                                     ---------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       97,276     89,743
 Selling, general, and administrative expenses                                          12,812     12,310
 Restructuring costs (Note 5)                                                            9,625      9,176
 Gain on sale of fixed assets                                                              (38)         -
                                                                                     ---------   --------

                                                                                       119,675    111,229
                                                                                     ---------   --------

Operating Loss                                                                          (2,689)    (4,766)

Interest Income                                                                          1,138        548
Interest Expense (includes $234 and $195 to related parties)                            (1,661)    (1,625)
                                                                                     ---------   --------

Loss Before Income Taxes                                                                (3,212)    (5,843)
Income Tax Benefit                                                                         642      1,514
                                                                                     ---------   --------

Net Loss                                                                             $  (2,570)  $ (4,329)
                                                                                     =========   ========

Basic and Diluted Loss per Share (Note 3)                                            $    (.19)  $   (.33)
                                                                                     =========   ========

Basic and Diluted Weighted Average Shares (Note 3)                                      13,568     13,043
                                                                                     =========   ========





















The accompanying notes are an integral part of these consolidated financial statements.





                             THERMORETEC CORPORATION


                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    January 1, January 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net loss                                                                             $ (2,570)   $(4,329)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Noncash restructuring costs (Note 5)                                                9,039      8,105
     Change in deferred income taxes                                                    (2,841)         -
     Depreciation and amortization                                                       4,727      5,562
     Provision for losses on accounts receivable                                           183        285
     Gain on sale of fixed assets                                                          (38)         -
     Other noncash items                                                                   378        405
     Changes in current accounts, excluding the effects of acquisition:
       Accounts receivable                                                               7,073     (2,497)
       Unbilled contract costs and fees                                                (10,545)      (941)
       Other current assets                                                               (272)    (2,690)
       Accounts payable                                                                  4,600        714
       Billings in excess of revenues earned                                            (2,495)       470
       Other current liabilities (Note 5)                                                3,645      1,683
       Due to parent company and affiliated companies                                     (213)     1,575
                                                                                      --------    -------

        Net cash provided by operating activities                                       10,671      8,342
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net (Note 6)                                                   (29,306)         -
 Acquisition, net of cash acquired                                                           -       (576)
 Proceeds from maturities of available-for-sale investments                                  -      2,006
 Purchases of property, plant, and equipment                                            (2,979)    (3,116)
 Proceeds from sale of property, plant, and equipment                                      288        186
 Increase in other assets                                                                 (274)    (1,368)
 Other                                                                                       -        122
                                                                                      --------    -------

        Net cash used in investing activities                                          (32,271)    (2,746)
                                                                                      --------    -------

Financing Activities:
 Dividends paid                                                                         (1,356)      (402)
 Collection of long-term notes receivable                                                1,936          -
 Net proceeds from issuance of Company common stock                                        354         28
 Other                                                                                       -        (84)
                                                                                      --------    -------

        Net cash provided by (used in) financing activities                                934       (458)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                       (20,666)     5,138
Cash and Cash Equivalents at Beginning of Period                                        20,669      8,912
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $      3    $14,050
                                                                                      ========    =======




                             THERMORETEC CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    January 1, January 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ---------------------

Noncash Activities:
 Fair value of assets of acquired company                                             $      -    $   576
 Cash paid for acquired company                                                              -       (576)
                                                                                      --------    -------

                                                                                      $      -    $     -
                                                                                      ========    =======
 Dividend reinvested in Company common stock                                          $      -    $   892
                                                                                      ========    =======





































The accompanying notes are an integral part of these consolidated financial statements.





                             THERMORETEC CORPORATION


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoRetec Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 1, 2000, the results of operations for the three- and nine-month periods ended January 1, 2000, and January 2, 1999, and the cash flows for the nine-month periods ended January 1, 2000, and January 2, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income (loss) and "other comprehensive items," which in the fiscal 1999 periods represents unrealized net of tax gains and losses from available-for-sale investments. There were no unrealized gains or losses during the first nine months of fiscal 2000, therefore, comprehensive income equals net income (loss) reported for the three- and nine-month periods ended January 1, 2000. During the three- and nine-month periods ended January 2, 1999, the Company had comprehensive income of $507,000 and had a comprehensive loss of $4,326,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                              January 1, January 2,  January 1, January 2,
(In thousands except per share amounts)                            2000        1999        2000       1999
------------------------------------------------------------- --------- ----------- ----------- ----------

Basic
Net Income (Loss)                                                $1,095     $   506     $(2,570)   $(4,329)
                                                                 ------     -------     -------    -------

Weighted Average Shares                                          13,566      13,168      13,568     13,043
                                                                 ------     -------     -------    -------

Basic Earnings (Loss) per Share                                  $  .08     $   .04     $  (.19)   $  (.33)
                                                                 ======     =======     =======    =======

Diluted
Net Income (Loss)                                                $1,095     $   506     $(2,570)   $(4,329)
Effect of Convertible Debentures                                     15           -           -          -
                                                                 ------     -------     -------    -------

Income Available to Common Shareholders, as Adjusted              1,110         506      (2,570)    (4,329)
                                                                 ------     -------     -------    -------

Weighted Average Shares                                          13,566      13,168      13,568     13,043
Effect of :
 Stock options                                                      257          10           -          -
 Convertible debentures                                             270           -           -          -
                                                                 ------     -------     -------    -------

Weighted Average Shares, as Adjusted                             14,093      13,178      13,568     13,043
                                                                 ------     -------     -------    -------

Diluted Earnings (Loss) per Share                                $  .08     $   .04     $  (.19)   $  (.33)
                                                                 ======     =======     =======    =======




3.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options and warrants because the effect would be antidilutive. As of January 1, 2000, there were 540,000 of such options and warrants outstanding, with exercise prices ranging from $6.51 to $14.93 per share. In addition, the computation of diluted earnings (loss) per share for the nine-month period ended January 1, 2000, and the three- and nine-month periods ended January 2, 1999, excludes the effect of assuming the conversion of $2,650,000 principal amount of a 3 7/8% subordinated convertible note, convertible at $9.83 per share, and the computation of diluted earnings (loss) per share for all periods excludes the effect of assuming the conversion of $37,950,000 principal amount of 4 7/8% subordinated convertible debentures, convertible at $17.92 per share, because the effects would be antidilutive.

4.     Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                             January 1,  January 2, January 1, January 2,
(In thousands)                                                     2000        1999       2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Consulting and Engineering                                    $ 25,071   $  19,784   $ 64,907   $  55,637
 Nuclear Remediation                                              8,243       9,228     25,664      26,249
 Soil Remediation                                                 7,014       5,707     18,640      17,406
 Fluids Recycling                                                 2,249       2,188      7,775       7,171
                                                               --------   ---------   --------   ---------

                                                               $ 42,577   $  36,907   $116,986   $ 106,463
                                                               ========   =========   ========   =========

Income (Loss) Before Income Taxes:
 Consulting and Engineering                                    $  1,209   $     816   $  3,559   $   2,302
 Nuclear Remediation                                                437         441      1,379       1,557
 Soil Remediation (a)                                               818         466     (7,010)     (8,112)
 Fluids Recycling                                                   282         111        962         729
 Corporate (b)                                                     (595)       (479)    (1,579)     (1,242)
                                                               --------   ---------   --------   ---------

 Total operating income (loss)                                    2,151       1,355     (2,689)     (4,766)
 Interest expense, net                                             (159)       (345)      (523)     (1,077)
                                                               --------   ---------   --------   ---------

                                                               $  1,992   $   1,010   $ (3,212)  $  (5,843)
                                                               ========   =========   ========   =========

(a) Includes restructuring costs of $9.6 million and $9.2 million in the first nine months of fiscal 2000 and 1999, respectively.
(b) Primarily general and administrative expenses.

5.    Restructuring Costs

      During fiscal 1999, the Company recorded restructuring costs for the closure of two soil-recycling facilities, resulting in a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, as well as ongoing lease costs and severance for 13 employees. The Company closed one soil-recycling facility in March 1999 and is actively seeking a buyer for the second soil-recycling facility. Negotiations are ongoing with a potential buyer, however, there can be no assurance that the Company will complete the sale. If negotiations are not successful and the Company can not identify another buyer, the Company expects to close the facility in the first half of calendar 2000. As of April 3, 1999, the Company had terminated 6 employees. No additional employees were terminated during the first nine months of fiscal 2000. The Company took this action after a period of operating losses at these facilities, which the Company believes arose from relaxed enforcement of state rules concerning disposal of contaminated soils and the availability of alternative disposal options to customers.




5.    Restructuring Costs (continued)

      During fiscal 2000, the Company announced the planned sale of three additional soil-recycling facilities. In connection with these actions, the Company recorded $9,625,000 of restructuring charges in the first nine months of fiscal 2000. These costs include an $8,920,000 write-down of fixed assets to their estimated disposal value; a $119,000 write-off of prepaid expenses associated with the facilities; $475,000 of severance costs for 33 employees, 3 of whom were terminated in the first nine months of fiscal 2000; $50,000 of ongoing lease costs; and $61,000 of retention bonuses paid.

      Unaudited revenues and operating income before restructuring charges from the soil-recycling facilities that have been or will be closed or sold aggregated $8,655,000 and $1,927,000, respectively, in the first nine months of fiscal 2000, and $12,389,000 and $708,000, respectively, in fiscal 1999. These facilities are available for sale immediately. As a result of the restructuring actions, the Company discontinued recording depreciation on the soil-recycling facilities to be sold or closed. During the three-month period ended January 1, 2000, discontinuing depreciation at these facilities increased the Company's operating income by $291,000. During the nine-month period ended January 1, 2000, discontinuing depreciation at these facilities reduced the Company's operating loss by $1,220,000.

      Substantially all of the restructuring costs to date have been noncash charges except for amounts recorded as accrued restructuring costs. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, is as follows:

                                                      Severance     Facility-         Other         Total
(In thousands)                                                        closing
------------------------------------------------- -------------- ------------- ------------- -------------

Fiscal 1999 Plan
 Balance at April 3, 1999                                $  112         $ 690         $   -         $  802
   Usage                                                    (71)          (16)            -            (87)
                                                         ------         -----         -----         ------

 Balance at January 1, 2000                              $   41         $ 674         $   -         $  715
                                                         ======         =====         =====         ======

Fiscal 2000 Plan
 Balance at April 3, 1999                                $    -         $   -         $   -         $    -
   Provision charged to expense                             475            50            61            586
   Usage                                                    (65)          (10)          (61)          (136)
                                                         ------         -----         -----         ------

 Balance at January 1, 2000                              $  410         $  40         $   -         $  450
                                                         ======         =====         =====         ======

      The Company expects to pay the balance of restructuring costs accrued for severance primarily during the remainder of calendar 2000 and the balance of costs accrued for facilities through the expiration of a lease in 2006. The
Company expects to incur additional costs of approximately $100,000, primarily for future incremental costs related to the restructuring, during the remainder of fiscal 2000.

6.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash



6.    Cash Management Arrangement (continued)

management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at January 1, 2000.

7.    Proposed Merger

      On October 19, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Electron, pursuant to which Thermo Electron would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo TerraTech and Thermo Electron in exchange for $7.00 per share in cash, without interest. The merger had been originally announced as a stock-for-stock transaction, pursuant to which shareholders of the Company would have received stock of Thermo Electron in exchange for their shares of the Company. Following the merger, the Company's common stock would cease to be publicly traded. The Board of Directors of the Company approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting of an independent director of the Company. The completion of this merger is subject to certain conditions, including shareholder approval of the merger agreement and the completion of review by the Securities and Exchange Commission of certain required filings. Thermo Electron and Thermo TerraTech intend to vote all of their shares of common stock of the Company in favor of approval of the merger agreement. Therefore, approval of the merger agreement is assured. This merger is expected to be completed in the fourth quarter of fiscal 2000.

8.    Subsequent Event

Proposed Sale of the Company

      On January 31, 2000, Thermo Electron announced that it plans to sell all of the Thermo TerraTech businesses, including the Company. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business.

Proposed Sale of Soil-remediation Facilities

      In February 2000, the Company signed a letter of intent to sell five of the Company's six remaining soil-remediation facilities, including three facilities announced for sale earlier in fiscal 2000 (Note 5). The transaction is expected to be completed before the end of the second quarter of calendar
2000, although there can be no assurance that the Company will complete this sale. Unaudited revenues and operating income before restructuring charges of the five soil-remediation facilities that will be sold aggregated $16,425,000 and $4,351,000, respectively, in the first nine months of fiscal 2000, and $19,439,000 and $3,445,000, respectively, in fiscal 1999.

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

      The Company's Consulting and Engineering segment provides consultation, engineering, and on-site services to help clients manage problems associated with environmental compliance, resource management, and the remediation of industrial sites contaminated with organic and inorganic wastes and residues.
The Company's eastern U.S. construction operation performs the cleanup of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive wastes.

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

      Through its Soil Remediation segment, the Company designs and operates fixed and mobile facilities for the remediation of contaminated soil. The
Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. In February
2000, the Company signed a letter of intent to sell five of the Company's six remaining soil-remediation facilities. The transaction is expected to be completed before the end of the second quarter of calendar 2000, although there can be no assurance that the Company will complete this sale (Note 10).

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

Results of Operations

Third Quarter Fiscal 2000 Compared With Third Quarter Fiscal 1999

      Revenues increased to $42.6 million in the third quarter of fiscal 2000 from $36.9 million in the third quarter of fiscal 1999. Revenues increased $5.3 million to $25.1 million in the Consulting and Engineering segment, primarily due to higher revenues from a large remedial-construction contract that is expected to continue through fiscal 2001. Soil Remediation segment revenues increased $1.3 million to $7.0 million, primarily as a result of an increase in the volume of soil processed, offset in part by the March 1999 closure of a soil-recycling facility that had revenues of $0.2



Third Quarter Fiscal 2000 Compared With Third Quarter Fiscal 1999 (continued)

million in the third quarter of fiscal 1999 (Note 5). These increases in revenues were offset in part by a $1.0 million decrease in revenues at the Nuclear Remediation segment as a result of the completion of a government contract in August 1999.

      The gross profit margin increased to 17% in the third quarter of fiscal
2000 from 15% in the third quarter of fiscal 1999. The gross profit margin increased primarily due to the discontinuation of depreciation at the soil-recycling facilities to be sold or closed, as discussed below. To a lesser extent, the gross profit margin increased due to higher margins in the Consulting and Engineering segment, primarily as a result of a reduction of losses in its eastern U.S. construction operation on certain remedial-construction contracts.

      Selling, general, and administrative expenses as a percentage of revenues increased to 12% in the third quarter of fiscal 2000 from 11% in the third quarter of fiscal 1999. Selling, general, and administrative expenses increased
$0.9 million, primarily due to additional costs resulting from the higher volume of business in the Consulting and Engineering segment, $0.2 million of litigation settlement costs, and $0.1 million of increased insurance costs.

      In the first quarter of fiscal 2000, the Company announced plans to sell three soil-recycling facilities, in addition to the two announced for closure in fiscal 1999, discussed below (Note 5). The Company took these actions after a period of operating losses at these facilities, which it believes arose from relaxed enforcement of state rules concerning disposal of contaminated soils and alternative disposal options to customers. The discontinuation of depreciation at the soil-recycling facilities to be sold or closed increased operating income by $0.3 million during the third quarter of fiscal 2000. All of the facilities that will be sold or closed reported aggregate revenues and operating income, prior to restructuring costs, of $8.7 million and $1.9 million, respectively, in the first nine months of fiscal 2000, and $12.4 million and $0.7 million, respectively, in fiscal 1999.

      Interest income increased to $0.4 million in the third quarter of fiscal
2000 from $0.2 million in the third quarter of fiscal 1999 as a result of higher average invested balances.

      The effective tax rates were 45% and 50% in the third quarter of fiscal
2000 and 1999, respectively. The effective tax rates exceeded the statutory federal income tax rate in both periods primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate decreased in fiscal 2000 due to the lower relative effect of nondeductible amortization of cost in excess of net assets of acquired companies.

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

First Nine Months Fiscal 2000 Compared With First Nine Months Fiscal 1999

      Revenues increased to $117.0 million in the first nine months of fiscal
2000 from $106.5 million in the first nine months of fiscal 1999. Revenues increased $9.3 million to $64.9 million in the Consulting and Engineering segment, primarily due to higher revenues from a large remedial-construction contract that is expected to continue through fiscal 2001. Soil Remediation segment revenues increased $1.2 million to $18.6 million primarily as a result of the reasons discussed in the results of operations for the third quarter. The soil recycling facility that closed in fiscal 1999 had revenues of $0.9 million in that period. Fluids Recycling segment revenues increased $0.6 million to $7.8 million, primarily due to increased capacity as a result of geographic expansion. These increases in revenues were offset in part by a $0.6 million decrease in revenues in the Nuclear Remediation segment primarily as a result of the reason discussed in the results of operations for the third quarter.



First Nine Months Fiscal 2000 Compared With First Nine Months Fiscal 1999
(continued)

      The gross profit margin increased to 17% in the first nine months of fiscal 2000 from 16% in the first nine months of fiscal 1999. The gross profit margin increased primarily due to the discontinuation of depreciation at the soil-recycling facilities to be sold or closed as discussed below.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 11% in the first nine months of fiscal 2000 from 12% in the first nine months of fiscal 1999, primarily due to the effect of increased revenues as a percentage of selling, general, and administrative expenses in the Construction and Engineering segment and the Soil Remediation segment, offset in part by the reasons discussed in the results of operations for the third quarter.

      In connection with the proposed sale of businesses discussed in the results of operations for the third quarter, the Company recorded $9.6 million of restructuring costs in the first nine months of fiscal 2000. These charges primarily represent the excess of book value of the businesses proposed to be sold over the estimated proceeds from their sale (Note 5). The discontinuation of depreciation at the soil-recycling facilities to be sold or closed reduced the operating loss by $1.2 million during the first nine months of fiscal 2000.

      During the second quarter of fiscal 1999, the Company recorded $9.2 million of restructuring costs in connection with the decision to close two soil-recycling facilities (Note 5). The costs included a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs. The decision was due to the reasons discussed in the results of operations for the third quarter.

      Interest income increased to $1.1 million in the first nine months of fiscal 2000 from $0.5 million in the first nine months of fiscal 1999 as a result of higher average invested balances.

      The Company recorded tax benefits in the first nine months of fiscal 2000 and 1999 at an effective rate below the statutory federal income tax rate. The effective tax rate was below the federal statutory rate in fiscal 2000 primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate in 1999 was below the statutory federal income tax rate primarily due to the impact of the write-off of nondeductible cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $2.8 million at January 1, 2000, compared with $37.0 million at April 3, 1999. The decline in working capital is primarily due to the reclassification of $38.0 million of subordinated convertible debentures due May 2000 to current liabilities. Cash and cash equivalents totaled $3,000 at January 1, 2000, compared with $20.7 million at April 3, 1999.
In addition, as of January 1, 2000, the Company had $29.3 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 6), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first nine months of fiscal
2000, $10.7 million of cash was provided by operating activities. Accounts receivable and unbilled contract costs and fees used $3.5 million of cash, primarily due to increased revenues in the third quarter of fiscal 2000, compared with the fourth quarter of fiscal 1999, and, to a lesser extent, the timing of billings. The Company expects to pay the balance of restructuring costs accrued for severance of $0.5 million primarily during the remainder of calendar 2000 and the balance of costs accrued for facilities of $0.7 million through the expiration of a lease in 2006.

      Excluding advance to affiliate activity, the Company's primary investing activity in the first nine months of fiscal 2000 consisted of capital expenditures. During the first nine months of fiscal 2000, the Company expended
$3.0 million for purchases of property, plant, and equipment and plans to make capital expenditures of approximately $1.5 million during the remainder of fiscal 2000.




Liquidity and Capital Resources (continued)

      The Company's financing activities provided $0.9 million of cash. Cash of $1.9 million was provided by the collection of a long-term note receivable. This source of cash was offset in part by $1.4 million of cash used to pay a semiannual cash dividend of $0.10 per share of common stock on September 30, 1999, to shareholders of record as of September 20, 1999.

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

Year 2000

      As of the date of this report, the Company has completed its year 2000 initiatives which included: (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iii) developing contingency plans.

      As a result of completing these initiatives, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. In addition, the Company is not aware of any significant supplier or vendor that has experienced material disruption due to year 2000 issues. The Company has also developed a contingency plan to allow its primary business operations to continue despite disruptions due to year 2000 problems, if any, that might yet arise in the future. The costs incurred to date by the Company in connection with the year 2000 issue have not been material.

      While the Company to date has been successful in minimizing negative consequences arising from year 2000 issues, there can be no assurance that in the future the Company's business operations or financial condition may not be impacted by year 2000 problems, such as increased warranty claims, vendor and supplier disruptions, or litigation relating to year 2000 issues.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at year-end fiscal
1999.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      On November 22, 1999, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County by a stockholder of the Company. The complaint names the Company, Thermo Electron, and certain directors of the Company as defendants and alleges, among other things, that the proposed merger, if consummated, would force the minority shareholders of the Company to sell their shares for an inadequate price, due to the defendants' alleged failure to deal fairly with the interests of the Company's minority shareholders. The plaintiff seeks damages and other relief. The defendants have not yet filed an answer to the complaint.



Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On October 21, 1999, the Company filed a Current Report on Form 8-K, dated
October 19, 1999, with respect to the execution of an Agreement and Plan of Merger by and among the Company, Retec Acquisition Corporation, and Thermo
Electron Corporation.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of February 2000.

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